Form 10-Q
period 2021-04-03
Latham Group, Inc.
filed 2021-06-03
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-40358

LATHAM GROUP, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2797583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Watervliet Shaker Road, Latham, NY	12110
(Address of principal executive offices)	(Zip Code)

(800) 833-3800
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SWIM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers	☐	Accelerated filers	☐	Non-accelerated filers	☒	Smaller reporting companies	☐	Emerging growth companies	☒

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 1, 2021, 120,409,271 shares of the registrant’s common stock, $0.0001 par value were outstanding.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	April 3,	December 31,
	2021	2020
	Unaudited
Assets
Current assets:
Cash	$19,945	$59,310
Trade receivables, net	92,960	32,758
Inventories, net	74,131	64,818
Income tax receivable	2,107	4,377
Prepaid expenses and other current assets	5,685	6,063
Total current assets	194,828	167,326
Property and equipment, net	50,605	47,357
Equity method investment	25,460	25,384
Deferred tax assets	345	345
Deferred offering costs	4,684	1,041
Goodwill	115,610	115,750
Intangible assets, net	283,617	289,473
Total assets	$675,149	$646,676
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,977	$29,789
Accounts payable – related party	1,000	500
Current maturities of long-term debt	23,047	13,042
Accrued expenses and other current liabilities	49,679	50,606
Total current liabilities	113,703	93,937
Long-term debt, net of discount and current portion	382,917	208,454
Related party note payable	-	64,938
Deferred income tax liabilities, net	55,472	55,193
Liability for uncertain tax positions	5,562	5,540
Other long-term liabilities	2,061	1,943
Total liabilities	559,715	430,005
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of April 3, 2021 and December 31, 2020; 109,673,709 shares issued and outstanding as of April 3, 2021 and December 31, 2020	11	11
Additional paid-in capital	91,943	200,541
Retained earnings	22,298	13,765
Accumulated other comprehensive income	1,182	2,354
Total stockholders’ equity	115,434	216,671
Total liabilities and stockholders’ equity	$675,149	$646,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Net sales	$148,746	$51,134
Cost of sales	96,306	41,035
Gross profit	52,440	10,099
Selling, general and administrative expense	27,172	15,432
Amortization	5,595	4,063
Income (loss) from operations	19,673	(9,396)
Other expense (income):
Interest expense	9,056	5,333
Other expense (income), net	(555)	3,741
Total other expense (income), net	8,501	9,074
Earnings from equity method investment	244	-
Income (loss) before income taxes	11,416	(18,470)
Income tax (benefit) expense	2,883	(3,019)
Net income (loss)	$8,533	$(15,451)
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.08	$(0.14)
Weighted-average common shares outstanding – basic and diluted
Basic and diluted	109,673,709	109,673,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	April 3,	March 28,
	2021	2020
Net income (loss)	$8,533	$(15,451)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(407)	(1,938)
Total other comprehensive loss, net of tax	(407)	(1,938)
Comprehensive income (loss)	$8,126	$(17,389)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2019	109,673,709	$11	$196,473	$(2,218)	$(471)	$193,795
Net loss				(15,451)		(15,451)
Foreign currency translation adjustments					(1,938)	(1,938)
Distributions to parent			(400)			(400)
Stock-based compensation expense			224			224
Balances at March 28, 2020	109,673,709	$11	$196,297	$(17,669)	$(2,409)	$176,230

Balances at December 31, 2020	109,673,709	$11	$200,541	$13,765	$2,354	$216,671
Net income				8,533		8,533
Foreign currency translation adjustments					(1,172)	(1,172)
Dividend ($1.00 per share)			(110,033)			(110,033)
Distributions to parent			(29)			(29)
Stock-based compensation expense			1,464			1,464
Balances at April 3, 2021	109,673,709	$11	$91,943	$22,298	$1,182	$115,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	April 3,	March 28,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$8,533	$(15,451)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,900	5,755
Amortization of deferred financing costs and debt discount	2,804	912
Stock-based compensation expense	1,464	224
Other non-cash	1,433	739
Earnings from equity method investment	(244)	-
Distribution received from equity method investment	168	-
Changes in operating assets and liabilities:
Trade receivables	(60,963)	(13,322)
Inventories	(9,238)	(10,914)
Prepaid expenses and other current assets	119	784
Income tax receivable	(2,107)	(2,866)
Accounts payable	8,642	9,468
Accrued expenses and other current liabilities	(4,074)	(1,652)
Other long-term liabilities	4,545	35
Net cash used in operating activities	(41,018)	(26,288)
Cash flows from investing activities:
Purchases of property and equipment	(4,608)	(2,790)
Proceeds from the sale of property and equipment	-	1
Net cash used in investing activities	(4,608)	(2,789)
Cash flows from financing activities:
Proceeds from borrowings on the term loan	172,813	-
Payments on term loan borrowings	(5,762)	-
Proceeds from borrowings on the revolving credit facility	16,000	5,000
Deferred financing fees paid	(1,250)	-
Distributions to parent	(29)	(400)
Payment of related party note payable	(64,938)	-
Dividend to parent	(110,033)	-
Payments of initial public offering costs	(747)	-
Net cash provided by financing activities	6,054	4,600
Effect of exchange rate changes on cash	207	(1,694)
Net decrease in cash	(39,365)	(26,171)
Cash at beginning of period	59,310	56,655
Cash at end of period	$19,945	$30,484
Supplemental cash flow information:
Cash paid for interest	$5,892	$4,420
Income taxes paid, net	$502	$63
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,144	$269
Capitalized internal-use software included in accounts payable – related party	$500	$-
Deferred offering costs included in accrued expenses	$2,896	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS

Latham Group, Inc. (“the Company”) wholly owns Latham Pool Products, Inc. (“Latham Pool Products”) (together, “Latham”) and is a designer, manufacturer and marketer of in-ground residential swimming pools in North America, Australia and New Zealand. Latham offers a portfolio of pools and related products, including in-ground swimming pools, pool liners and pool covers.

Latham Topco, Inc. was incorporated in the State of Delaware on December 6, 2018. Latham Topco, Inc. changed its name to Latham Group, Inc. on March 3, 2021. On December 18, 2018, an investment fund managed by affiliates of Pamplona Capital Management (the “Sponsor”), Wynnchurch Capital, L.P. and management acquired all of our outstanding equity interests through the newly formed entities (the “Acquisition”).

On April 27, 2021, the Company completed its initial public offering (the “IPO”), pursuant to which it issued and sold 23,000,000 shares of common stock, inclusive of 3,000,000 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $400.1 million, after deducting underwriting discounts and commissions and other offering costs. The Company used the net proceeds to (i) pay down $152.7 million of the Amended Term Loan (as defined below) under the Credit Agreement (as defined below), (ii) repay the $16.0 million outstanding on the Revolving Credit Facility (as defined below), (iii) repurchase 12,264,438 shares of common stock from certain existing shareholders for $216.7 million and (iv) fund general corporate requirements, including working capital, for $14.7 million.

Prior to the closing of the Company’s IPO, the Company’s parent entity, Latham Investment Holdings, LP (“Parent”) merged with and into Latham Group, Inc., with Latham Group, Inc. surviving the merger (the “Reorganization”). The purpose of the Reorganization was to reorganize the Company’s structure so that its existing investors would own only common stock rather than limited partnership interests in the Company’s Parent. In connection with the Reorganization, holders of Class A units of the Parent received shares of the Company’s common stock and Class B units of the Parent were exchanged for an economically equivalent number of restricted and unrestricted shares of the Company’s common stock. During the fiscal quarter ended July 3, 2021, the Company recorded a stock-based compensation charge of $49.5 million in connection with the Reorganization due to modifications made to the Class B units upon their exchange for common stock that provided accelerated vesting of certain time-vesting units and removed the performance vesting criteria on the performance-vesting units, which resulted in incremental fair value resulting from the replacement of Class B time-vesting units and performance-vesting units into common stock.

Impact of COVID-19 Pandemic

Since the onset of the COVID-19 pandemic, the Company has been focused on protecting its employees’ health and safety, meeting its customers’ needs as they navigate an uncertain financial and operating environment, working closely with its suppliers to protect its ongoing business operations and rapidly adjusting its short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises.

The Company continues to monitor the evolving COVID-19 pandemic and the impact on its business and financial results. We expect the impact of the pandemic on our business and financial results in 2021 will continue to vary by location and depend on numerous evolving factors that we are not able to accurately predict. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken (or may be taken in the future) in response to the pandemic and changes in customer and supplier behavior in response to the pandemic.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of April 3, 2021 and for the fiscal quarters ended April 3, 2021 and March 28, 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Registration Statement on Form S-1, as amended, File No. 333-254930 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of April 3, 2021 and results of operations for the fiscal quarters ended April 3, 2021 and March 28, 2020 and cash flows for the fiscal quarters ended April 3, 2021 and March 28, 2020 have been made. The Company’s results of operations for the fiscal quarter ended April 3, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are evaluated on an ongoing basis and revised as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.

Seasonality

Although the Company generally has demand for its products throughout the year, its business is seasonal and weather is one of the principal external factors affecting the business. Historically, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation and remodeling and repair activities. Sales periods having severe weather may also affect net sales.

Accounting Policies

Refer to the Company’s final prospectus for the IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on April 26, 2021 (“the Prospectus”) for a discussion of the Company’s accounting policies, as updated below.

Equity Method Investments

Investments and ownership interests in common stock or in-substance common stock are accounted for under the equity method accounting if the Company has the ability to exercise significant influence over the entity, but does not have a controlling financial interest. Under the equity method, investments are initially recognized at cost and adjusted to reflect the Company’s interest in net earnings, dividends received and other-than-temporary impairments. The Company records its interest in the net earnings of its equity method investee, along with adjustments for amortization of basis differences, investee capital transactions and other comprehensive income (loss), within earnings from equity method investment in the condensed consolidated statements of operations. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to the underlying basis differences. Profits or losses related to intra-entity sales with its equity method investee are eliminated until realized by the investor or investee.

The Company records its proportionate share of earnings or losses of Premier Holdco, LLC (“Premier Pools & Spas”) within earnings from equity method investment in the condensed consolidated statements of operations on a three-month lag. The Company recorded its interest in the net earnings of Premier Pools & Spas of $0.2 million for the period from October 30, 2020 through December 31, 2020, which included a $0.1 million adjustment for the amortization of basis differences, within earnings from equity method investment in the condensed consolidated statements of operations during the fiscal quarter ended April 3, 2021. The Company also received a distribution of $0.2 million during the fiscal quarter ended April 3, 2021.

For presentation in the condensed consolidated statements of cash flows, the Company utilizes the cumulative earnings approach for purposes of determining whether distributions should be classified as either a return on investment, which are be included in operating activities, or a return of investment, which would be included in investing activities. Under the cumulative earnings approach, the Company compares the distributions received to its cumulative equity-method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities.

Equity method goodwill is not amortized or tested for impairment; instead the Company evaluates equity method investments for impairment when events or changes in circumstances indicate that the decline in value below the carrying amount of its equity method investment is determined to be other than temporary. In such a case, the decline in value below the carrying amount of its equity method investment is recognized in the condensed consolidated statements of operations in the period the impairment occurs.

Recently Issued Accounting Pronouncements

The Company qualifies as “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to prior guidance for operating leases today. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020. In June 2020, the FASB issued additional guidance delaying the effective date for all entities, except for public business entities. For public entities, ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which narrowed the scope and changed the effective date for nonpublic entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are SEC filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its consolidated financial statements. In addition to that main objective, the amendments in the update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. Additional updates to further clarify the guidance in ASU 2017-12 were issued by the FASB in October 2018 within ASU 2018-16. For public entities, the amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For nonpublic entities, ASU 2017-12 is effective for fiscal years beginning after December 15, 2020 and interim periods beginning after December 15, 2021. Early application is permitted in any interim period after the issuance of the update. The Company is currently evaluating the impact that the adoption of ASU 2017-12 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities, ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. For nonpublic companies, ASU 2019-12 is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. For public entities, ASU 2020-01 is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. For nonpublic companies, ASU 2020-01 is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. The Company is currently evaluating the impact that the adoption of ASU 2020-01 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. This guidance is effective for all entities upon issuance on March 12, 2020 and may be applied through December 31, 2022. The expedients and exceptions in this guidance are optional, and the Company is evaluating the potential future financial statement impact of any such expedient or exception that it may elect to apply as the Company evaluates the effects of adopting this guidance on its consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, this guidance applies to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The ASU became effective as of March 12, 2020 and can be adopted anytime during the period of January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact that the adoption of ASU 2021-01 will have on its consolidated financial statements.

3. ACQUISITIONS

GL International, LLC

On October 22, 2020, Latham Pool Products acquired GL International, LLC (“GLI”) for a total purchase price of $79.7 million (the “GLI Acquisition”). The results of GLI’s operations have been included in the condensed consolidated financial statements since that date. GLI specializes in manufacturing custom pool liners and safety covers. As a result, this acquisition expanded the Company’s liner and safety cover product offerings. In connection with the GLI Acquisition, consideration paid was $79.7 million in cash, or $74.7 million net of cash acquired of $5.0 million, and excluding a net working capital adjustment receivable of $0.8 million. The net working capital adjustment receivable was settled during fiscal quarter ended April 3, 2021. The cash consideration was funded from existing cash on hand. The Company incurred $2.4 million in transaction costs.

The Company accounted for the GLI Acquisition using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations (“ASC 805”). This requires that the assets acquired and liabilities assumed be measured at fair value. The Company estimated, using Level 3 inputs, the fair value of certain fixed assets using a combination of the cost approach and the market approach. Inventories were valued using the comparative sales method, less the cost of disposal. Specific to intangible assets, dealer relationships were valued using the multi-period excess earnings method, whereas trade names were valued using the relief from royalty method. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

The following summarizes the purchase price allocation for the GLI Acquisition:

(in thousands)	October 22, 2020
Total consideration	$79,743
Allocation of purchase price:
Cash	5,007
Trade receivables	10,639
Inventories	11,854
Prepaid expenses and other current assets	3,949
Property and equipment	1,402
Intangible assets	46,700
Total assets acquired	79,551
Accounts payable	3,536
Accrued expenses and other current liabilities	8,853
Other long-term liabilities	524
Total liabilities assumed	12,913
Total fair value of net assets acquired, excluding goodwill:	66,638
Goodwill	$13,105

The excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed in the acquisition was allocated to goodwill in the amount of $13.1 million. Goodwill resulting from the GLI Acquisition was attributable to the expanded market share and product offerings. Goodwill resulting from the GLI Acquisition is deductible for tax purposes.

The Company allocated a portion of the purchase price to specific intangible asset categories as follows:

Definite-lived intangible assets:	Fair Value (in thousands)	Amortization Period (in years)
Trade names	$9,500	9
Dealer relationships	37,200	8
	$46,700

Pro Forma Financial Information (Unaudited)

The following pro forma financial information presents the statements of operations of the Company combined with GLI as if the acquisition occurred on January 1, 2020. The pro forma results do not include any anticipated synergies, cost savings or other expected benefits of an acquisition. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisition been completed on January 1, 2020 and is not necessarily indicative of the Company’s future financial results.

Fiscal Quarter Ended March 28,2020
(in thousands)
Net sales	$58,920
Net loss	$(20,828)

The pro forma financial information presented above has been calculated after adjusting for the results of the GLI Acquisition for the first fiscal quarter ended March 28, 2020 to reflect the accounting effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the depreciation and amortization expense from acquired property and equipment, the additional cost of sales from acquired inventory, interest expense from debt financing, and any related tax effects.

4. EQUITY METHOD INVESTMENT

On October 30, 2020, the Company entered into a securities purchase agreement to purchase 28% of the common units of Premier Pools & Spas for $25.4 million. The Company concluded that it holds common stock of Premier Pools & Spas and has the ability to exercise significant influence over Premier Pools & Spas, but does not have a controlling financial interest. Accordingly, the Company accounts for this investment using the equity method of accounting. The Company’s proportionate share of the earnings or losses of the investee are reported as a separate line in the condensed consolidated statements of operations.

Premier Pools & Spas is a holding company for its manufacturing and franchising companies including PFC LLC, Premier Franchise Management LLC, Premier Pools Management LLC, and Premier Fiberglass LLC (the “Premier Companies”). The Premier Companies are a leading swimming pool-building brand that uses its franchisee network to sell and install pools around the United States.

In connection with Latham’s Investment in Premier Pools & Spas, the Company entered into an exclusive supply agreement with Premier Pools & Spas, the Premier Companies, and Premier Pools & Spas’ franchisees (“Premier Franchisees”) (together, the “Customer”). Premier Pools & Spas does not consolidate the operations of the Premier Franchisees. Per the supply agreement, Latham is the exclusive supplier of the Premier Franchisees for specific pool and pool products. These products include fiberglass products and package pool products. The initial term of the supply agreement is ten years.

For the first three years of the supply agreement, the Customer is entitled to a low-teens percentage rebate for all fiberglass pools sold and an additional growth rebate of a low single-digit to low-teens percentage based on year over year sales growth on fiberglass pools (the “Rebates”). The Rebates will be paid directly to Premier Pools Management Corp. Holdco.

As of April 3, 2021, the Company’s carrying amount for the equity method investment in Premier Pools & Spas was $25.4 million. In March, Premier Pools & Spas paid the Company a dividend of $0.2 million that is presented on the condensed consolidated statement of cash flows as distributions received from equity method investment. Because of the three-month financial reporting lag, the Company recorded its interest in the net earnings of Premier Pools & Spas for the period from October 30, 2020 through December 31, 2020, along with adjustments for amortization of basis differences and any investee capital transactions, during the fiscal quarter ended April 3, 2021.

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value.

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs that reflect the Company’s own assumptions incorporated into valuation techniques. These valuations require significant judgment.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the fiscal quarters ended April 3, 2021 or March 28, 2020.

Assets and liabilities measured at fair value on a nonrecurring basis

The Company’s non-financial assets such as goodwill, intangible assets and property and equipment are measured at fair value upon acquisition or remeasured to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 2 and Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis

On May 31, 2019 (the “Acquisition Date”), Latham Pool Products acquired Narellan Group Pty Limited and its subsidiaries (collectively “Narellan”) for a total purchase price of $35.2 million (the “Narellan Acquisition”). In connection with the Narellan Acquisition, consideration paid included $20.2 million in cash, $7.6 million in equity consideration and $7.4 million of contingent consideration as of the Acquisition Date. The Company agreed to pay the contingent consideration in the form of cash and equity consideration to the seller if certain EBITDA targets were achieved for any of the trailing twelve months periods ended December 31, 2019, June 30, 2020 or the year ended December 31, 2020 (the “Contingent Consideration”). The fair value of the Contingent Consideration at the Acquisition Date was $7.4 million. On September 25, 2020, the Company amended the terms of the Narellan Share Purchase Agreement and settled the Contingent Consideration with the selling shareholders of Narellan based upon estimated EBITDA for the year ended December 31, 2020.

The fair value of the Company’s Contingent Consideration is measured and recorded on the condensed consolidated balance sheets using Level 3 inputs because it is valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices. The Company values the Contingent Consideration using a Monte Carlo simulation, which relies on management’s projections of EBITDA and the estimated probability of achieving such targets. The change in the fair value of the Contingent Consideration for the fiscal quarter ended March 28, 2020 of $(1.1) million was due to foreign currency translation.

Estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimate of fair value.

The Monte Carlo simulation utilized the following unobservable inputs to determine the fair value of the Contingent Consideration as of March 28, 2020:

Fiscal Quarter Ended March 28, 2020
EBITDA risk adjustment	17.30%
Annual EBITDA volatility	55.00%
Risk-free rate of return	2.10%

Pension Plan

The fair value of the benefit plan assets related to the Company’s pension plan is measured and was recorded on the condensed consolidated balance sheets using Level 2 inputs. The fair value of the Company’s plan assets was $1.2 million as of March 28, 2020. During the year ended December 31, 2020, the Company terminated its defined benefit pension plan.

Fair value of financial instruments

The Company considers the carrying amounts of cash, trade receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, to approximate fair value due to the short-term maturities of these instruments.

Term loan

The term loan is carried at amortized cost; however, the Company estimates the fair value of the term loan for disclosure purposes. The fair value of the term loan is determined using inputs based on observable market data of a non-public exchange using, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loan (in thousands):

	April 3, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term loan	$389,964	$390,638	$221,496	$221,081

Interest rate swap

The Company estimates the fair value of the interest rate swap (see Note 8) on a quarterly basis using Level 2 inputs, including the forward LIBOR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward LIBOR curve. As of April 3, 2021 and December 31, 2020, the Company’s interest rate swap liability was $0.5 million and $0.3 million, respectively, which was recorded within other long-term liabilities on the condensed consolidated balance sheets.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill for the fiscal quarter ended April 3, 2021 and the year ended December 31, 2020 was $115.6 million and $115.8 million, respectively. The change in the carrying value during the fiscal quarter ended April 3, 2021 was solely due to fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of April 3, 2021 consisted of the following (in thousands):

	April 3, 2021
	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Amount
Trade names and trademarks	$135,100	$912	$11,808	$124,204
Patented technology	16,126	134	3,898	12,362
Pool designs	5,728	547	752	5,523
Franchise relationships	1,187	113	546	754
Dealer relationships	160,376	45	20,989	139,432
Non-competition agreements	2,476	-	1,134	1,342
	$320,993	$1,751	$39,127	$283,617

The Company recognized $5.6 million of amortization expense related to intangible assets during the fiscal quarter ended April 3, 2021.

Intangible assets, net as of December 31, 2020 consisted of the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Amount
Trade names and trademarks	$135,100	$1,047	$10,258	$125,889
Patented technology	16,126	155	3,452	12,829
Pool designs	5,728	629	648	5,709
Franchise relationships	1,187	130	470	847
Dealer relationships	160,376	52	17,697	142,731
Non-competition agreements	2,476	-	1,008	1,468
	$320,993	$2,013	$33,533	$289,473

The Company recognized $4.1 million of amortization expense related to intangible assets during the fiscal quarter ended March 28, 2020.

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Year Ended	Estimated Future Amortization Expense
Remainder of fiscal 2021	$16,364
2022	21,959
2023	21,768
2024	20,948
2025	20,791
Thereafter	181,787
$283,617

7. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	April 3, 2021	December 31,2020
Raw materials	$44,472	$37,010
Finished goods	29,659	27,808
	$74,131	$64,818

8. LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	April 3,2021	December 31, 2020
Term loan	$397,385	$228,147
Revolver	16,000	—
Less: Unamortized discount and debt issuance costs	(7,421)	(6,651)
Total debt	405,964	221,496
Less: Current portion of long-term debt	(23,047)	(13,042)
Total long-term debt	$382,917	$208,454

Revolving Credit Facility

On December 18, 2018, the Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”) that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Revolving Credit Facility”), as well as a term loan (as described below). The Revolving Credit Facility was utilized to finance ongoing general corporate and working capital needs with the Revolver of up to $30.0 million. The Revolving Credit Facility matures on December 18, 2023.

The Revolving Credit Facility allows for either Eurocurrency borrowings, bearing interest ranging from 4.50% to 4.75%, or base rate borrowings, bearing interest ranging from 3.50% to 3.75% depending on the First Lien Net Leverage Ratio, as defined in the Credit Agreement. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is equal to the applicable margin times the actual daily amount by which the $30.0 million initial commitment exceeds the sum of the outstanding borrowings under the Revolver and outstanding Letters of Credit obligations. The applicable margin ranges from 0.375% to 0.500% as determined by the Company’s First Lien Net Leverage Ratio as defined in the Credit Agreement.

The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates and make prepayments. As of April 3, 2021 and December 31, 2020, the Company was in compliance with all financial-related covenants related to the Credit Agreement. There was $16.0 million outstanding as of April 3, 2021 and no amounts outstanding as of December 31, 2020 on the Revolving Credit Facility or Letters of Credit.

Term Loan Facility

On December 18, 2018, in connection with the Acquisition, the Company entered into the Credit Agreement with Nomura to borrow $215.0 million (the “Original Term Loan”). The Company incurred debt issuance costs of $11.5 million related to the transaction.

The Original Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million at a discount of $0.7 million (the “First Amendment”) to fund the Narellan Acquisition. Any portion of the First Amendment not used to fund the Narellan Acquisition was required to be applied to repay the First Amendment in an aggregate amount equal to such portion of the First Amendment, without any premium or penalty.

On August 6, 2020, the Company entered into a Form of Affiliated Lender Assignment and Assumption with Nomura (the “Assignment”). Under the Assignment, the Company repaid $5.0 million of the outstanding principal balance.

On October 14, 2020, the Company entered into a subsequent amendment under the Original Term Loan with Nomura to borrow an additional $20.0 million (the “Second Amendment” and collectively with the Original Term Loan and the First Amendment, the “Term Loan”). The Company accounted for the borrowings under the Second Amendment as new debt and recorded $0.1 million of third-party costs as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheet. There were no financing costs incurred with the Second Amendment. The Term Loan has a maturity date of June 18, 2025. Interest and principal payments are due quarterly.

On January 25, 2021, the Company entered into a subsequent amendment to the Term Loan with Nomura to borrow an additional $175.0 million (the “Third Amendment” and collectively with the “Term Loan”, the “Amended Term Loan”). In connection with the Third Amendment, the Company is required to repay the outstanding principal balance of the Amended Term Loan in fixed quarterly payments of $5.8 million, commencing March 31, 2021. The amendment did not change the maturity date of the Term Loan and the Amended Term Loan bears interest under the same terms as the Term Loan. The Company accounted for $165.0 million of the borrowings under the Third Amendment as new debt and $10.0 million of the borrowings under the Third Amendment as a debt modification. The Company recorded an aggregate of $1.2 million of debt issuance costs as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheet.

The Amended Term Loan allowed for the $175.0 million of proceeds to be distributed to Parent. On February 2, 2021, the Company used the proceeds of the Amended Term Loan to settle in full the note payable to Parent of $64.9 million and to pay a dividend to Parent of $110.0 million.

The Term Loan bears interest at (1) a base rate equal to the highest of (i) the Federal Funds Rate plus 1∕2 of 1%, (ii) the “prime rate” published in the Money Rates section of the Wall Street Journal and (iii) LIBOR plus 1.00% (2) plus a Loan Margin of (i) 6.00% for Eurocurrency Rate Loans and (ii) 5.00% for Base Rate Loans, as defined in the Credit Agreement. Principal payments under the First Amendment were calculated as 0.629% of the outstanding principal balance. Outstanding borrowings at April 3, 2021 and December 31, 2020 were $390.0 million and $221.5 million, respectively, net of discount and debt issuance costs of $7.4 million and $6.7 million, respectively. In connection with the Term Loan, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements.

As of April 3, 2021, the unamortized debt issuance costs and discount on the Term Loan were $5.6 million and $1.8 million, respectively. As of December 31, 2020, the unamortized debt issuance costs and discount on the Term Loan were $6.3 million and $0.4 million, respectively. The effective interest rate was 9.36% and 8.03% for the fiscal quarter ended April 3, 2021 and year ended December 31, 2020, respectively.

Interest rate risk associated with the Company’s Credit Agreement is managed through an interest rate swap which the Company executed on April 30, 2020. The swap has an effective date of May 18, 2020 and a termination date of May 18, 2023. Under the terms of the swap, the Company fixed its LIBOR borrowing rate at 0.442% on a notional amount of $200.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes (see Note 2 and Note 5).

The Company recorded interest expense associated with the Revolving Credit Facility, Second Amendment, Third Amendment and interest rate swap, as follows (in thousands):

	April 3, 2021	March 28, 2020
Interest expense	$5,892	$4,420
Amortization of debt issuance costs	2,073	859
Amortization of original issue discount	732	54
Interest rate swap	359	-
Total interest expense	$9,056	$5,333

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Year Ended	Term Loan Facility
Remainder of fiscal 2021	$17,284
2022	23,047
2023	23,047
2024	23,047
2025	310,960
$397,385

The obligations under the Credit Agreement are guaranteed by certain wholly owned subsidiaries (the “Guarantors”) of the Company as defined in the security agreement. The obligations under the Credit Agreement are secured by substantially all of the Guarantors’ tangible and intangible assets, including their accounts receivables, equipment, intellectual property, inventory, cash and cash equivalents, deposit accounts and security accounts. The Credit Agreement also restricts payments and other distributions unless certain conditions are met, which could restrict the Company’s ability to pay dividends.

9. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Fiscal Quarter Ended April 3, 2021	Year Ended December 31, 2020
Balance at the beginning of the period	$2,882	$2,846
Accruals for warranties issued	1,706	3,966
Warranty liabilities assumed in GLI Acquisition	-	118
Less: Settlements made (in cash or in kind)	(1,077)	(4,048)
Balance at the end of the period	3,511	2,882
Less: Current portion of accrued warranty costs	(3,313)	(2,705)
Accrued warranty costs – less current portion	$198	$177

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended,
	April 3, 2021	March 28, 2020
In-ground Swimming Pools	$93,643	$29,458
Covers	24,006	11,011
Liners	31,097	10,665
	$148,746	$51,134

11. INCOME TAXES

The effective income tax rate for the fiscal quarter ended April 3, 2021 was 25.26%, compared to 16.34% for the fiscal quarter ended March 28, 2020. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the tax expense during the fiscal quarter ended April 3, 2021 was impacted primarily by state income tax expense. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the tax benefit during the fiscal quarter ended March 28, 2020 was primarily attributable to the benefit related to the year-to-date foreign losses in Canada.

12. PROFITS INTEREST UNITS

On January 29, 2021 an employee holder of profits interest units terminated his employment with the Company, at which time all 1,055,057 of his performance-vesting units were forfeited. At the time of his termination, the employee held 527,528 of time-vesting units, of which 211,011 time-vesting units were vested. Per the terms of his termination agreement, the Company accelerated the vesting of an additional 105,506 time-vesting units, such that the total time-vesting units vested were equal to 316,517 upon his termination and the remaining 211,011 of unvested time-vesting units were forfeited upon his termination. As the employee’s profits interest units had not vested from an accounting perspective, the retention and immediate vesting of the retained time-vesting units was accounted for as a cancellation of the original award and a new grant under the revised terms. A cumulative catch-up charge of $1.1 million was recorded during the fiscal quarter ended April 3, 2021 to reflect the incremental fair value of the awards as of the date of the modification, as compared to the grant-date fair value.

The effective income tax rate for the fiscal quarter ended April 3, 2021 was 25.26%, compared to 16.34% for the fiscal quarter ended March 28, 2020. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended April 3, 2021 was impacted primarily by state income tax expense . The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended March 28, 2020 was impacted by a variety of factors, primarily attributable to the benefit related to the year-to-date foreign losses in Canada.

13. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended,
	April 3, 2021	March 28, 2020
Numerator:
Net income (loss) attributable to common stockholders	$8,533	$(15,451)
Denominator:
Weighted-average common shares outstanding, basic and diluted	109,673,709	109,673,709
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.08	$(0.14)

There were no potentially dilutive securities outstanding during the fiscal quarters ended April 3, 2021 or March 28, 2020.

14. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. During the fiscal quarter ended April 3, 2021 and the year ended December 31, 2020, the Company incurred $0.5 million and $0.5 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net and accounts payable — related party on the condensed consolidated balance sheets as of April 3, 2021. There were no services rendered by BrightAI during the fiscal quarter ended March 28, 2020.

Purchase of Treasury Stock

On October 14 and 20, 2020, Parent contributed an aggregate of $64.9 million to the Company in exchange for an aggregate of 32,902,113 shares of the Company’s common stock. On December 28, 2020, the Company repurchased and retired those 32,902,113 shares in exchange for a note payable in the amount of $64.9 million.

Expense Reimbursement and Management Fees

The Company had an expense reimbursement agreement (the “management fee arrangement”) with the Sponsor and Wynnchurch Capital, L.P. for ongoing consulting and advisory services. The management fee arrangement provided for the aggregate payment of up to $1.0 million each year for reimbursement of expenses incurred with services provided and, depending on the extent of services provided, management fees. The management fee arrangement terminated upon consummation of the Company’s IPO.

There were no management fees incurred by the Company during the fiscal quarters ended April 3, 2021 and March 28, 2020. As of April 3, 2021 and March 28, 2020, there were no outstanding amounts payable to the Sponsor and Wynnchurch Capital, L.P.

Operating Lease

In May 2019, in connection with the Narellan Acquisition, the Company assumed an operating lease for the manufacture, sale and storage of swimming pools and associated equipment with Acquigen Pty Ltd, which is owned by an employee who is also a shareholder of the Company. The lease expires in June 2028. As of April 3, 2021 and December 31, 2020, future minimum lease payments totaled $3.7 million and $4.2 million, respectively, related to this lease. The Company recognized $0.1 million of rent expense related to this lease during each of the fiscal quarters ended April 3, 2021 and March 28, 2020, which is recognized within selling, general and administrative expense on the condensed consolidated statements of operations.

15. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

During 2020, the Company made operational changes in how its CODM manages the business including organizational alignment, performance assessment and resource allocation. The segment disclosure is based on the intention to provide the users of the financial statements with a view of the business from the Company’s perspective. The Company conducts its business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers.

Geographic Information

Net sales by geography is based on the delivery address of the customer as specified in purchase order. Net sales by geographic area was as follows (in thousands):

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Net sales
United States	$119,070	$39,006
Canada	21,115	5,942
Australia	5,750	4,117
New Zealand	1,756	647
Other	1,055	1,422
Total	$148,746	$51,134

Our long-lived assets by geographic area, which consist of property and equipment, net assets were as follows (in thousands):

	April 3, 2021	December 31, 2020
Long-lived assets
United States	$41,458	$37,680
Canada	2,899	3,050
Australia	4,582	4,979
New Zealand	1,666	1,648
Total	$50,605	$47,357

16. SUBSEQUENT EVENTS

In connection with the Company’s IPO, on April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan (the ‘‘Omnibus Incentive Plan’’), which became effective on April 22, 2021, the date on which the Registration Statement was declared effective. The Omnibus Incentive Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. The maximum aggregate number of shares reserved for issuance under the Omnibus Incentive Plan is 13,170,212 shares. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the Omnibus Incentive Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, will be $750 thousand. If any award granted under the Omnibus Incentive Plan expires, terminates, or is canceled or forfeited without being settled, vested or exercised, shares of the Company's common stock subject to such award will again be made available for future grants. Any shares that are surrendered or tendered to pay the exercise price of an award or to satisfy withholding taxes owed, or any shares reserved for issuance, but not issued, with respect to settlement of a stock appreciation right, will not again be available for grant under the Omnibus Incentive Plan.

On April 13, 2021, the Company’s certificate of incorporation was amended, which amended and restated certain terms of the certificate of incorporation. Under the amended certificate of incorporation, the Company had authority to issue 500,000,000 shares of common stock, par value $0.0001 per share. On April 12, 2021, the Company’s board of directors declared and on April 13, 2021, the Company effected a 109,673.709-for-one stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share data included in these unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively to reflect the impact of the amended certificate of incorporation and the stock split.

Contemporaneous with the pricing of the Company’s IPO, on April 22, 2021 the Company granted 8,340,126 of restricted stock awards, 341,301 of restricted stock units and 886,862 of option awards under the Omnibus Incentive Plan to employees of the Company. Of the 8,340,126 restricted stock awards granted, (i) 6,799,414 vest every six months in equal installments beginning on December 27, 2021 and ending on December 27, 2023, and (ii) 1,540,712 vest every six months in equal installments, beginning on December 27, 2021 and ending on December 27, 2024. Of the 341,301 restricted stock unit awards granted, (i) 251,828 vest 1/3 on the nine-month anniversary of April 27, 2021 (“the closing of the IPO”), 1/3 on the first anniversary of the closing of the IPO, and 1/3 on the two-year anniversary of the closing of the IPO; (ii) 22,367 vest on the first anniversary of the closing of the IPO; (iii) 51,316 vest on the nine-month anniversary of the closing of the IPO; and (iv) 15,790 vest evenly on each of the first three anniversaries of the closing of the IPO. All 886,862 of the option awards vest 25% annually on each of the first four anniversaries of the closing of the IPO. The option awards were granted with a strike price of $19.00 per share. The tax effects of the Omnibus Incentive Plan have not been considered as part of tax expense for the fiscal quarter ended April 3, 2021. On May 24, 2021, the compensation committee accelerated the vesting of 84,687 shares of restricted stock, which resulted in the Company recording stock-based compensation expense of $1.6 million related to the acceleration.

On April 22, 2021, the Company’s certificate of incorporation was further amended and restated to, among other things, increase the authorized shares to 1,000,000,000, of which 900,000,000 are shares of common stock, par value $0.0001 per share and 100,000,000 are shares of preferred stock, par value 0.0001 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on April 26, 2021 (the “Prospectus”).

Cautionary Note Regarding Forward-Looking Statements

This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to secular shifts in consumer demand for swimming pools and spending on outdoor living spaces; slow pace of material conversion from concrete pools to fiberglass pools in the pool industry; general economic conditions and uncertainties affecting markets in which we operate and economic volatility that could adversely impact our business, including the COVID-19 pandemic; changes in access to consumer credit or increases in interest rates impacting consumers’ ability to finance their purchases of pools; the impact of weather on our business; our ability to attract new customers and retain existing customers; our ability to sustain further growth and to manage it effectively; the ability of our suppliers to continue to deliver the quantity or quality of materials sufficient to meet our needs to manufacture our products; the availability and cost of third-party transportation services for our products and raw materials; product quality issues; our ability to successfully defend litigation brought against us; our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties; failure to hire and retain qualified employees and personnel; exposure to risks associated with international sales and operations, including foreign currency exchange rates, corruption and instability; security breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other international conflicts, public health issues or natural catastrophes and accidents; risk of increased regulation of our operations, particularly related to environmental laws; fluctuations in our operating results; inability to compete successfully against current and future competitors; and other risks, uncertainties and factors set forth in this Quarterly Report on Form 10-Q, including those set forth under section titled “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report on Form 10-Q and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are the largest designer, manufacturer and marketer of in-ground residential swimming pools in North America, Australia and New Zealand. We hold the #1 market position in North America in every product category in which we compete. We believe that we are the most sought-after brand in the pool industry and the only pool company that has established a direct relationship with the homeowner. We are Latham, The Pool Company.

With an operating history that spans over 65 years, we offer the industry’s broadest portfolio of pools and related products, including in-ground swimming pools, pool liners and pool covers.

We have a heritage of innovation. In an industry that has traditionally marketed on a business-to-business basis (pool manufacturer to dealer), we pioneered the first “direct-to-homeowner” digital and social marketing strategy that has transformed the homeowner’s purchase journey. Through this marketing strategy, we are able to create demand for our pools and generate and provide high quality, purchase-ready consumer leads to our dealer partners.

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. In 2020, we sold to over 6,000 dealers; we also entered into a new and exclusive long-term strategic partnership with the nation’s largest franchised dealer network. We support our dealer network with business development tools, co-branded marketing programs and in-house training, as well as a coast-to-coast operations platform consisting of over 2,000 employees across 32 facilities. The broad geographic reach of our manufacturing and distribution network allows us to deliver a fiberglass pool in a cost-effective manner to approximately 95% of the U.S. population in two days. No other competitor in the residential in-ground swimming pool industry has more than three manufacturing facilities.

The full resources of our company are dedicated to designing and manufacturing high-quality pool products with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers.

We conduct our business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers.

Recent Developments

Highlights for the fiscal quarter ended April 3, 2021

•	Increase in net sales of 190.9%, or $97.6 million, to $148.7 million for the fiscal quarter ended April 3, 2021, compared to $51.1 million for the fiscal quarter ended March 28, 2020.

•	Increase in net income of $24.0 million, to $8.5 million for the fiscal quarter ended April 3, 2021, compared to a net loss of $15.5 million for the fiscal quarter ended March 28, 2020.

•	Increase in Adjusted EBITDA (as defined below) of $35.4 million, to $33.5 million for the fiscal quarter ended April 3, 2021, compared to $(1.9) million for the fiscal quarter ended March 28, 2020.

Initial Public Offering

On April 27, 2021, we completed our initial public offering (the “IPO”) in which we sold 23,000,000 shares of common stock, inclusive of 3,000,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the IPO were $400.1 million, after deducting underwriting discounts and commissions and other offering costs. We used the net proceeds to (i) pay down $152.7 million of the Amended Term Loan (as defined below) under the Credit Agreement (as defined below), (ii) repay the $16.0 million outstanding on the Revolving Credit Facility (as defined below), (iii) repurchase 12,264,438 shares of common stock from certain existing shareholders for $216.7 million and (iv) fund general corporate requirements, including working capital, for $14.7 million.

Reorganization

Prior to the closing of the IPO, our parent entity, Latham Investment Holdings, LP (“Parent”) merged with and into Latham Group, Inc., with Latham Group, Inc. surviving the merger (the “Reorganization”). The purpose of the Reorganization was to reorganize our structure so that our existing investors would own only common stock rather than limited partnership interests in our Parent. In connection with the Reorganization, holders of Class A units of our Parent received shares of our common stock and Class B units of our Parent were exchanged for an economically equivalent number of vested and unvested shares of our common stock.

Stock Split

On April 13, 2021, our Board of Directors approved a 109,673.709-for-one stock split of our common stock, par value $0.0001. Accordingly, all share and per share data for all periods presented have been adjusted retroactively to reflect the impact of the amended certificate of incorporation and the stock split.

Charter Amendment

On April 13, 2021, our certificate of incorporation was amended, which amended and restated certain terms of the certificate of incorporation. Under the amended certificate of incorporation, we had the authority to issue 500,000,000 shares of common stock, par value $0.0001 per share.

On April 22, 2021, as part of the Reorganization, our certificate of incorporation was further amended and restated to, among other things, increase the authorized shares to 1,000,000,000, of which 900,000,000 are shares of common stock, par value $0.0001 per share and 100,000,000 are shares of preferred stock, par value 0.0001 per share.

Impact of COVID-19 Pandemic

Since the onset of the COVID-19 pandemic, we have been focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. We continue to monitor the evolving COVID-19 pandemic and the impact on its business and financial results. We expect the impact of the pandemic on our business and financial results in 2021 will continue to vary by location and depend on numerous evolving factors that we are not able to accurately predict. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken (or may be taken in the future) in response to the pandemic and changes in customer and supplier behavior in response to the pandemic.

Key Performance Indicators

Net Sales

We derive our revenue from the design, manufacture and sale of in-ground swimming pools, pool covers and liners. We sell fiberglass pools, which are one-piece manufactured fiberglass pools that are ready to be installed in a consumer’s backyard and custom vinyl pools, which are manufactured pools that are made out of non-corrosive steel or composite polymer frame, on top of which a vinyl liner is installed. We sell liners for the interior surface of vinyl pools (including pools that were not manufactured by us). We also sell all-season covers, which are winterizing mesh and solid pool covers that protect pools against debris and cold or inclement weather and automatic safety covers for pools that can be operated with a switch.

Our sales are made through one-step and two-step business-to-business distribution channels. In our one-step distribution channel, we sell our products directly to dealers who, in turn, sell our products to consumers. In our two-step distribution channel, we sell our products to distributors who warehouse our products and sell them on to dealers, who ultimately sell our products to consumers.

Each product shipped is considered to be one performance obligation. With the exception of our extended service warranties and our custom product contracts, we recognize our revenue when control of our promised goods is transferred to our customers, either upon shipment or arrival at our customer’s destination depending upon the terms of the purchase order. Sales are recognized net of any estimated rebates, cash discounts or other sales incentives. Revenue that is derived from our extended service warranties, which are separately priced and sold, is recognized over the term of the contracts. Revenue from custom products is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Custom products are generally delivered to the customer within three days of receipt of the purchase order.

Gross Margin

Gross margin is gross profit as a percentage of our net sales. Gross margin is dependent upon several factors, such as changes in prices of raw materials, the volume and relative sales mix among product lines, the average price of our products sold and plant performance, among other factors. Gross margin is also impacted by the costs of distribution and occupancy costs, which can vary.

Our gross profit is variable in nature and generally follows changes in net sales. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of other companies. As a result, our gross profit and gross margin may not be comparable to similar data made available by other companies.

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish our annual management incentive bonus plan compensation and to compare our performance against that of other peer companies using similar measures. We define Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss on sale and disposal of property and equipment, (v) restructuring charges, , (vi) stock-based compensation expense, (vii)  unrealized (gains) losses on foreign currency transactions, (viii) other non-cash items, (ix) strategic initiative costs, (x) acquisition and integration related costs, (xi) other, (xii) IPO costs, and (xiii) COVID-19-related expenses (income). We believe excluding these items allows for better comparison of our financial results across reporting periods.

We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Our definitions of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies.

For a discussion of Adjusted EBITDA and Adjusted EBITDA margin and the limitations on their use, and the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and our calculation of Adjusted EBITDA margin see “—Non-GAAP Financial Measures” below.

Results of Operations

Fiscal Quarter ended April 3, 2021 Compared to Fiscal Quarter ended March 28, 2020

The following table summarizes our results of operations for the fiscal quarters ended April 3, 2021 and March 28, 2020:

	Fiscal Quarter Ended
	April 3, 2021	% of Net Sales	March 28, 2020	% of Net Sales	Change Amount	Change % of Net Sales
	(dollars in thousands)
Net sales	$148,746	100.0%	$51,134	100.0%	$97,612	–
Cost of sales	96,306	64.7%	41,035	80.2%	55,271	(15.5%)
Gross profit	52,440	35.3%	10,099	19.8%	42,341	15.5%
Selling, general and administrative expense	27,172	18.3%	15,432	30.2%	11,740	(11.9%)
Amortization	5,595	3.8%	4,063	7.9%	1,532	(4.1%)
Income (loss) from operations	19,673	13.2%	(9,396)	18.4%	29,069	(5.2%)
Other expense (income):
Interest expense	9,056	6.1%	5,333	10.4%	3,723	(4.3%)
Other expense (income), net	(555)	0.4%	3,741	7.3%	(4,296)	(6.9%)
Total other expense (income), net	8,501	5.7%	9,074	17.7%	(573)	(12.0%)
Earnings from equity method investment	244	0.2%	-	–	244	0.2%
Income (loss) before income taxes	11,416	7.7%	(18,470)	36.1%	29,886	(28.4%)
Income tax (benefit) expense	2,883	1.9%	(3,019)	5.9%	5,902	(4.0%)
Net income (loss)	$8,533	5.7%	$(15,451)	30.2%	$23,984	(24.5%)
Adjusted EBITDA(a)	$33,520	22.5%	$(1,885)	3.7%	$35,405	18.8%

(a) Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales was $148.7 million for the fiscal quarter ended April 3, 2021, compared to $51.1 million for the fiscal quarter ended March 28, 2020. The $97.6 million, or 190.9%, increase in net sales was due to a $89.7 million increase from volume and a $7.9 million increase from pricing. The $89.7 million volume increase across our product lines primarily related to in-ground pools and includes $15.9 million due to having three months of GLI in our net sales in the fiscal quarter ended April 3, 2021. The increase in total net sales of $97.6 million across our product lines was $64.2 million for in-ground swimming pools, $20.4 million for liners and $13.0 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $96.3 million for the fiscal quarter ended April 3, 2021, compared to $41.0 million for the fiscal quarter ended March 28, 2020. Gross margin increased by 15.5% to 35.3% of net sales for the fiscal quarter ended April 3, 2021 compared to 19.8% of net sales for the fiscal quarter ended March 28, 2020. The $55.3 million, or 134.7% increase in cost of sales was primarily the result of the overall increase in sales volume, as well as inflation in the cost of our raw materials. The 15.5% increase in gross margin was primarily due to higher utilization of our fixed cost structure, price increases and a favorable shift in product mix within our in-ground swimming pools product line, partially offset by inflation in the cost of our raw materials.

Selling, General and Administrative Expense

Selling, general and administrative expense was $27.2 million for the fiscal quarter ended April 3, 2021, compared to $15.4 million for the fiscal quarter ended March 28, 2020, and decreased as a percentage of net sales by 11.9%. The $11.7 million, or 76.1% increase in selling, general and administrative expense was primarily due to $3.7 million increase in wages from an increase in headcount particularly for customer-facing activities to support growth of the business and as a result of the increase in employees from GLI; $2.9 million increase due to legal, accounting and professional fees incurred in connection with our initial public offering that were not capitalizable; $2.2 million increase in employee-related costs driven by increased management incentive costs; and $1.2 million increase in stock compensation expense primarily due to the modification of awards of one of our executives upon his departure.

Amortization

Amortization was $5.6 million for the fiscal quarter ended April 3, 2021, compared to $4.1 million for the fiscal quarter ended March 28, 2020. The $1.5 million, or 37.7% increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of GLI in October 2020.

Interest Expense

Interest expense was $9.1 million for the fiscal quarter ended April 3, 2021, compared to $5.3 million for the fiscal quarter ended March 28, 2020. The $3.7 million, or 69.8% increase in interest expense was primarily due to an increase in the outstanding balance of long-term debt and increased deferred financing fees from entering into an amendment to the Term Loan, compared to the fiscal quarter ended March 28, 2020.

Other Expense (Income), Net

Other expense (income), net was $(0.6) million for the fiscal quarter ended April 3, 2021, compared to $3.7 million for the fiscal quarter ended March 28, 2020. The $(4.3) million increase in other expense (income), net was due to a $4.3 million favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries, compared to the fiscal quarter ended March 28, 2020.

Earnings from Equity Method Investment

Earnings from equity method investment of Premier Pools & Spa was $0.2 million for the fiscal quarter ended April 3, 2021, compared to no equity in net earnings of Premier Pools & Spa for the fiscal quarter ended March 28, 2020 as the equity method investment was made in October 2020.

Income Tax (Benefit) Expense

Income tax (benefit) expense was $2.9 million for the fiscal quarter ended April 3, 2021, compared to $(3.0) million for the fiscal quarter ended March 28, 2020. Our effective tax rate was 25.3% for the fiscal quarter ended April 3, 2021, compared to 16.3% for the fiscal quarter ended March 28, 2020. The primary differences in the effective rate and the U.S. federal statutory rate for the fiscal quarter ended April 3, 2021 was the state income tax expense. The primary difference in the effective rate and the U.S. federal statutory rate for the fiscal quarter ended March 28, 2020 was due to the benefit related to the year to date foreign losses in Canada.

Net Income (Loss)

Net income (loss) was $8.5 million for the fiscal quarter ended April 3, 2021, compared to a $(15.5) million net loss for the fiscal quarter ended March 28, 2020. The $24.0 million, or 155.2% increase in net income was primarily due to the factors described above.

Net Income (Loss) Margin

Net income margin was 5.7% for the fiscal quarter ended April 3, 2021, compared to a net loss margin (30.2)% for the fiscal quarter ended March 28, 2021. The 35.9% increase in net income (loss) margin was due to a $24.0 million increase in net income and an $97.6 million increase in net sales, compared to the fiscal quarter ended March 28, 2020 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $33.5 million for the fiscal quarter ended April 3, 2021, compared to $(1.9) million for the fiscal quarter ended March 28, 2020. The $35.4 million, or 1,878.2% increase in Adjusted EBITDA was primarily due to a $35.8 million increase in earnings before depreciation and amortization, interest expense and income tax (benefit) expense, as well as a $2.9 million increase in legal, accounting and professional fees incurred in connection with our initial public offering that are not capitalizable, both partially offset by a $3.8 million decrease in unrealized (gains) losses on foreign currency transactions, which included changes in the fair value of the contingent consideration recorded in connection with the acquisition of Narellan Group Pty Limited and its subsidiaries, which was settled in September 2020.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 22.5% for the fiscal quarter ended April 3, 2021, compared to (3.7)% for the fiscal quarter ended March 28, 2020. The 26.2% increase in Adjusted EBITDA margin was primarily due to a $35.4 million increase in Adjusted EBITDA and an $97.6 million increase in net sales, compared to the fiscal quarter ended March 28, 2020.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our board of directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) other, and (xi) IPO costs.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. There can be no assurance that we will not modify the presentation of Adjusted EBITDA and Adjusted EBITDA margin following this offering, and any such modification may be material. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by any such adjustments. In addition, other companies, including companies in our industry, may not calculate Adjusted EBITDA and Adjusted EBITDA margin at all or may calculate Adjusted EBITDA and Adjusted EBITDA margin differently and accordingly, are not necessarily comparable to similarly entitled measures of other companies, which reduces the usefulness of Adjusted EBITDA and Adjusted EBITDA margin as tools for comparison.

Adjusted EBITDA and Adjusted EBITDA margin have their limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA margin:

•	do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;

•	do not reflect changes in our working capital needs;

•	do not reflect the interest expense, or the amounts necessary to service interest or principal payments, on our outstanding debt;

•	do not reflect income tax (benefit) expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;

•	do not reflect non-cash equity compensation, which will remain a key element of our overall equity-based compensation package; and

•	do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

Although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA and Adjusted EBITDA margin, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any costs of such replacements.

Management compensates for these limitations by primarily relying on our GAAP results, while using Adjusted EBITDA and Adjusted EBITDA margin as supplements to the corresponding GAAP financial measures.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
	(dollars in thousands)
Net income (loss)	$8,533	$(15,451)
Depreciation and amortization	7,900	5,755
Interest expense	9,056	5,333
Income tax (benefit) expense	2,883	(3,019)
Loss on sale and disposal of property and equipment	165	3
Restructuring charges(a)	371	286
Stock-based compensation expense	1,464	224
Unrealized (gains) losses on foreign currency transactions(b)	(61)	3,741
Strategic initiative costs(c)	-	1,092
Acquisition and integration related costs(d)	68	112
Other(e)	264	39
IPO costs(f)	2,877	-
Adjusted EBITDA	$33,520	$(1,885)
Net sales	$148,746	$51,134
Net income (loss) margin	5.7%	(30.2)%
Adjusted EBITDA margin	22.5%	(3.7)%

(a) Represents severance and other costs for our executive management changes.

(b) Represents foreign currency transaction (gains) and losses associated with our international subsidiaries and changes in the fair value of the contingent consideration recorded in connection with the acquisition of Narellan Group Pty Limited and its subsidiaries, which was settled in September 2020.

(c) Represents fees paid to external consultants for our strategic initiatives, including our rebranding initiative.

(d) Represents acquisition and integration costs primarily related to the acquisition of GLI, the equity investment in Premier Pools & Spas, as well as other costs related to a transaction that was abandoned.

(e) Other costs consist of other discrete items as determined by management, including (i) fees paid to external consultants for tax restructuring, (ii) the cost for legal defense of a specified matter, (iii) the cost incurred and insurance proceeds related to our production facility fire in Picton, Australia in 2020, (iv) temporary cleaning, equipment and salary costs incurred in response to the COVID-19 pandemic, offset by government grants received in the United States, Canada and New Zealand and (v) non-cash adjustments to record the step-up in the fair value of inventory related to the acquisition of GLI, which are amortized through cost of sales in the condensed consolidated statements of operations.

(f) Represents items management believes are not indicative of ongoing operating performance. These expenses are primarily composed of legal, accounting and professional fees incurred in connection with the IPO that are not capitalizable, which are included within selling, general and administrative expense.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and through our Amended Term Loan and Revolving Credit Facility (each as defined below under “—Our Indebtedness”) and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements and any acquisitions we may undertake. As of April 3, 2021, we had $19.9 million of cash, $406.0 million of outstanding borrowings and an additional $14.0 million of availability under our Revolving Credit Facility, which was undrawn. In April 2021, we completed our IPO, pursuant to which we issued and sold 23,000,000 shares of common stock, inclusive of 3,000,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $400.1 million.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to growth, including production capacity, storage and delivery equipment. We are in the midst of a multi-year capital plan to invest in our facilities, technology and systems, including investments to expand our fiberglass manufacturing capacity. We expect to fund these capital expenditures from net cash provided by operating activities.

We believe that the net proceeds from our IPO remaining for general corporate purposes of $14.7 million, our existing cash, cash generated from operations and availability under our Revolving Credit Facility, will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Our Indebtedness

Revolving Credit Facility

On December 18, 2018, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”) that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Revolving Credit Facility”), as well as a Term Loan (as described and defined below). The Revolving Credit Facility is utilized to finance ongoing general corporate and working capital needs with the Revolver of up to $30.0 million. The Revolving Credit Facility matures on December 18, 2023.

The Revolving Credit Facility allows for either Eurocurrency borrowings, which bear interest ranging from 4.50% to 4.75%, or U.S. dollar base rate borrowings, which bear interest ranging from 3.50% to 3.75% depending on the First Lien Net Leverage Ratio, as defined in the Credit Agreement. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is equal to the applicable margin times the actual daily amount by which the $30.0 million initial commitment exceeds the sum of the outstanding borrowings under our Revolving Credit Facility. The applicable margin ranges from 0.375% to 0.500% as determined by our First Lien Net Leverage Ratio as defined in the Credit Agreement.

We are required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on our ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates and make prepayments.

As of April 3, 2021 we had $16.0 million of outstanding borrowings under the Revolving Credit Facility. We used $16.0 million of our net proceeds from our IPO to repay the $16.0 million outstanding on the Revolving Credit Facility. The amount repaid under the Revolving Credit Facility can be reborrowed.

Term Loan Facility

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Term Loan”). The Term Loan was amended in May 2019 and October 2020 to provide additional borrowings (the “Amended Term Loan”). The Term Loan was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). We accounted for $165.0 million of the borrowings under the Third Amendment as new debt and $10.0 million of the borrowings under the Third Amendment as a debt modification. We recorded an aggregate of $1.2 million of debt issuance costs as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheets. On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to repay a note payable to our Parent in the amount of $64.9 million (the “Parent Note”) in full and to make a $110.0 million dividend to our Parent. The Term Loan, together with the Third Amendment, are referred to as the “Amended Term Loan.”

The Amended Term Loan bears interest at (1) a base rate equal to the highest of (i) the Federal Funds Rate, as defined in the Credit Agreement, plus 1∕2 of 1.00%, (ii) the “prime rate” published in the Money Rates section of the Wall Street Journal and (iii) LIBOR plus 1.00% (2) plus a Loan Margin, as defined in the Credit Agreement, of (i) 6.00% for Eurocurrency Rate Loans and (ii) 5.00% for Base Rate Loans, as defined in the Credit Agreement. The Amended Term Loan has a maturity date of June 18, 2025. Interest and principal payments are due quarterly.

In connection with the Third Amendment, we are required to repay the outstanding principal balance of the Amended Term Loan in fixed quarterly payments of $5.8 million commencing March 31, 2021. In connection with the Amended Term Loan, we are subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements.

The obligations under the Credit Agreement are guaranteed by certain of our wholly owned subsidiaries as defined in the security agreement. The obligations under the Credit Agreement are secured by substantially all of the guarantors’ tangible and intangible assets, including, but not limited to, their accounts receivables, equipment, intellectual property, inventory, cash and cash equivalents, deposit accounts and security accounts. The Credit Agreement also restricts payments and other distributions unless certain conditions are met, which could restrict our ability to pay dividends.

As of April 3, 2021, we were in compliance with all covenants under the Revolving Credit Facility and the Amended Term Loan.

As of April 3, 2021 we had $390.0 million of outstanding borrowings under the Amended Term Loan. On April 27, 2021, we used a portion of the net proceeds of our IPO to repay $152.7 million of the Amended Term Loan.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
	(in thousands)
Net cash used in operating activities	$(41,018)	$(26,288)
Net cash used in investing activities	(4,608)	(2,789)
Net cash provided by financing activities	6,054	4,600
Effect of exchange rate changes on cash	207	(1,694)
Net decrease in cash	$(39,365)	$(26,171)

Operating Activities

During the fiscal quarter ended April 3, 2021, operating activities used $41.0 million of cash. Net income, after adjustments for non-cash items, provided cash of $22.1 million. Cash used in operating activities was further driven by changes in our operating assets and liabilities of $(63.1) million. Net cash used in changes in our operating assets and liabilities for the fiscal quarter ended April 3, 2021 consisted primarily of a $61.0 million increase in trade receivables, a $9.2 million increase in inventories, a $2.1 increase in income tax receivable, and a $4.1 decrease in accrued expenses and other current liabilities, partially offset by a $8.6 million increase in accounts payable and a $4.5 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of and increase in net sales, and the increase in inventories was primarily due to increased production and inventory build in response to existing and anticipated customer demand. The change in income tax receivable was due to estimated tax payments made in excess of the actual annual tax provision. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to the decrease and timing of payments for rebate accruals.

During the fiscal quarter ended March 28, 2020, operating activities used $26.3 million of cash. Net income, after adjustments for non-cash items, used cash of $7.8 million. Cash used in operating activities was further driven by changes in our operating assets and liabilities of $(18.5) million. Net cash used in changes in our operating assets and liabilities for the fiscal quarter ended March 28, 2020 consisted primarily of a $13.3 million increase in trade receivables, a $10.9 million increase in inventories, a $2.9 increase in income tax receivable, and a $1.7 decrease in accrued expenses and other current liabilities, partially offset by a $9.5 million increase in accounts payable. The change in trade receivables was primarily due to the timing of net sales, and the increase in inventories was primarily due to increased production in response to customer demand. The change in income tax receivable was due to estimated tax payments made in excess of the actual annual tax provision. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to the decrease and timing of payments for rebate accruals, partially offset by payments for management incentives.

Investing Activities

During the fiscal quarter ended April 3, 2021, investing activities used $4.6 million of cash, consisting of purchases of property and equipment for $4.6 million. The purchase of property and equipment was to expand capacity for inventory production in order to meet increasing customer demand.

During the fiscal quarter ended March 28, 2020, investing activities used $2.8 million of cash, consisting of purchases of property and equipment of $2.8 million.

Financing Activities

During the fiscal quarter ended April 3, 2021, financing activities provided $6.1 million of cash, primarily consisting of proceeds from borrowings on the term loan of $172.8 million and borrowings on the revolving credit facility of $16.0 million, partially offset by payment of $64.9 million used to pay down the Parent Note, dividends to parent of $110.0 million, and payments on long-term debt borrowings of $5.8 million.

During the fiscal quarter ended March 28, 2020, financing activities provided $4.6 million of cash, consisting of proceeds from borrowings on the revolving credit facility of $5.0 million, partially offset by distributions to parent of $0.4 million.

Contractual Obligations

Long-term indebtedness and interest on long-term indebtedness changed materially due to the Third Amendment dated January 25, 2021, which increased the outstanding principal balance of the Term Loan by $175.0 million. A portion of these proceeds were used to pay down the Parent Note of $64.9 million in its entirety on February 2, 2021, which would have matured on October 20, 2023. The Third Amendment did not change the Term Loan’s maturity date of June 18, 2025, at which time the remaining principal is due. The Third Amendment increased the fixed quarterly principal payments from $3.3 million under the Second Amendment to $5.8 million. Due to the increased principal payments under the Amended Term Loan and the settlement of the Parent Note, the required principal payments are $17.3 million in the next year, $46.1 million in the next one to three years, and $334.0 million in the next four to five years. At the new assumed interest rate of 7.73% as of January 25, 2021, the interest payments are $28.1 million in the next year, $51.3 million in the next one to three years, and $34.1 million in the next four to five years.

Upon completion of the IPO we used $152.7 million of the net proceeds from the IPO to repay $152.7 million of the Amended Term Loan under our Credit Agreement. The required principal payments after the use of the net proceeds to repay $152.7 million of the Amended Term Loan are $17.3 million in the next year, $46.1 million in the next one to three years and $181.3 million in the next four to five years.

There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the quarter ended April 3, 2021 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Prospectus with the exception of long-term indebtedness. See “—Our Indebtedness.”

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Prospectus. These estimates are based on historical results, trends and other assumptions we believe to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates. There have been no significant changes to our critical accounting policies from those described in our Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transaction. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate some of our transactions in foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. During the fiscal quarter ended April 3, 2021, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of April 3, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Prospectus, the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Prospectus and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On April 22, 2021, we completed our IPO, which closed on April 27, 2021. Pursuant to the Registration Statement on Form S-1 (Registration No. 333-254930), which was declared effective by the SEC on April 22, 2021, we registered 23,000,000 shares of common stock. All 23,000,000 shares of our common stock were sold in the IPO at a price per share to the public of $19.00 for an aggregate offering price of $437.0 million. Barclays Capital Inc., BofA Securities, Inc., Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC were the representatives of the underwriters. The following tables show the per share and total underwriting discounts and commissions paid by us to the underwriters:

Underwriting Discounts and Commissions Paid By Us
Per Share	$1.33
Total	$30,590,000

The total gross proceeds of the IPO were approximately $437.0 million and the total net proceeds of the IPO were approximately $400.1 million. Of the proceeds, approximately $30.6 million was used to pay underwriting discounts and commissions and $6.3 million was used to pay other offering costs. Of the remaining proceeds, $168.7 million was used to repay $168.7 million of our indebtedness under our Amended Term Loan and the Revolving Credit Facility and $216.7 million was used to purchase 12,264,438 shares of common stock from our principal stockholders and a current employee. The remaining $14.7 million of the proceeds will be used for general corporate purposes, including working capital.

There has been no material change in the planned use of the IPO net proceeds from the use of proceeds described in the Prospectus.

Issuances of Common Stock

In connection with our Reorganization, we issued 109,673,709 shares of common stock to our principal stockholders, our senior management and board members, and our current and former employees on April 22, 2021. The shares of common stock were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Item 6. Exhibits

Exhibit No.	Description
2.1*#	Merger Agreement by and between Latham Group, Inc. and Latham Investment Holdings, L.P., dated as of April 22, 2021
3.1*	Amended and Restated Certificate of Incorporation of Latham Group, Inc., dated as of April 22, 2021
3.2*	Amended and Restated Bylaws of Latham Group, Inc., dated as of April 22, 2021

31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date          June 3, 2021

LATHAM GROUP, INC.

/s/ James Mark Borseth
James Mark Borseth
Chief Financial Officer
(Principal Financial Officer)

