Form 10-Q
period 2021-07-03
Latham Group, Inc.
filed 2021-08-05
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2021, 120,409,271 shares of the registrant’s common stock, $0.0001 par value were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	July 3,	December 31,
	2021	2020
Assets
Current assets:
Cash	$76,517	$59,310
Trade receivables, net	77,242	32,758
Inventories, net	74,475	64,818
Income tax receivable	4,452	4,377
Prepaid expenses and other current assets	10,103	6,063
Total current assets	242,789	167,326
Property and equipment, net	56,180	47,357
Equity method investment	25,276	25,384
Deferred tax assets	793	345
Deferred offering costs	—	1,041
Goodwill	115,532	115,750
Intangible assets, net	277,906	289,473
Other assets	211	—
Total assets	$718,687	$646,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,645	$29,789
Accounts payable - related party	1,350	500
Current maturities of long-term debt	14,234	13,042
Accrued expenses and other current liabilities	55,662	50,606
Total current liabilities	111,891	93,937
Long-term debt, net of discount and current portion	223,111	208,454
Deferred income tax liabilities, net	55,949	55,193
Liability for uncertain tax positions	5,605	5,540
Other long-term liabilities	2,056	1,943
Total liabilities	398,612	365,067
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and no shares authorized as of July 3, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of both July 3, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 900,000,000 and 500,000,000 shares authorized as of July 3, 2021 and December 31, 2020, respectively; 120,409,271 and 118,854,249 shares issued and outstanding as of July 3, 2021 and December 31, 2020, respectively	12	12
Additional paid-in capital	350,017	265,478
(Accumulated deficit) retained earnings	(31,300)	13,765
Accumulated other comprehensive income	1,346	2,354
Total stockholders’ equity	320,075	281,609
Total liabilities and stockholders’ equity	$718,687	$646,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$180,889	$112,822	$329,635	$163,956
Cost of sales	122,534	68,460	218,840	109,495
Gross profit	58,355	44,362	110,795	54,461
Selling, general and administrative expense	95,288	15,360	122,460	30,792
Amortization	5,479	4,063	11,074	8,126
(Loss) income from operations	(42,412)	24,939	(22,739)	15,543
Other expense (income):
Interest expense	7,516	4,308	16,572	9,641
Other (income) expense, net	(794)	(1,242)	(1,349)	2,499
Total other expense (income), net	6,722	3,066	15,223	12,140
Earnings from equity method investment	754	—	998	—
(Loss) income before income taxes	(48,380)	21,873	(36,964)	3,403
Income tax expense	5,218	5,459	8,101	2,440
Net (loss) income	$(53,598)	$16,414	$(45,065)	$963
Net (loss) income per share attributable to common stockholders:
Basic	$(0.49)	$0.17	$(0.41)	$0.01
Diluted	$(0.49)	$0.17	$(0.41)	$0.01
Weighted average common shares outstanding:
Basic	109,163,698	96,268,250	109,115,991	96,300,029
Diluted	109,163,698	96,654,697	109,115,991	96,719,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2021	June 27 2020	July 3, 2021	June 27 2020
Net (loss) income	$(53,598)	$16,414	$(45,065)	$963
Other comprehensive income (loss):
Foreign currency translation adjustments	164	2,295	(1,008)	357
Total other comprehensive income (loss)	164	2,295	(1,008)	357
Comprehensive (loss) income	$(53,434)	$18,709	$(46,073)	$1,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2019	96,498,943	$10	$196,474	$(2,218)	$(471)	$193,795
Net loss	—	—	—	(15,451)	—	(15,451)
Foreign currency translation adjustments	—	—	—	—	(1,938)	(1,938)
Repurchase and retirement of treasury stock	(200,173)	—	(400)	—	—	(400)
Stock-based compensation expense	—	—	224	—	—	224
Balances at March 28, 2020	96,298,770	10	196,298	(17,669)	(2,409)	176,230

Net income	—	—	—	16,414	—	16,414
Foreign currency translation adjustments	—	—	—	—	2,295	2,295
Repurchase and retirement of treasury stock	(75,065)	—	(176)	—	—	(176)
Stock-based compensation expense	—	—	240	—	—	240
Balances at June 27, 2020	96,223,705	$10	$196,362	$(1,255)	$(114)	$195,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at December 31, 2020	118,854,249	$12	$265,478	$13,765	$2,354	$281,609
Net income	—	—	—	8,533	—	8,533
Foreign currency translation adjustments	—	—	—	—	(1,172)	(1,172)
Dividend ($1.00 per share)	—	—	(110,033)	—	—	(110,033)
Repurchase and retirement of treasury stock	(21,666,653)	(2)	(64,936)			(64,938)
Distributions	—	—	(29)	—	—	(29)
Stock-based compensation expense	—	—	1,464	—	—	1,464
Balances at April 3, 2021	97,187,596	10	91,944	22,298	1,182	115,434

Net loss	—	—	—	(53,598)	—	(53,598)
Foreign currency translation adjustments	—	—	—	—	164	164
Net proceeds from initial public offering	23,000,000	2	399,262	—	—	399,264
Repurchase and retirement of treasury stock	(12,264,438)	(1)	(216,699)	—	—	(216,700)
Issuance of restricted stock in connection with the Reorganization	8,340,126	1	(1)	—	—	—
Issuance of common stock upon conversion of Class B units	4,145,987	—	—	—	—	—
Stock-based compensation expense	—	—	75,511	—	—	75,511
Balances at July 3, 2021	120,409,271	$12	$350,017	$(31,300)	$1,346	$320,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Two Fiscal Quarters Ended
	July 3,	June 27,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(45,065)	$963
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,670	11,609
Amortization of deferred financing costs and discounts	5,698	1,325
Stock-based compensation expense	76,975	464
Other non-cash	1,041	791
Earnings from equity method investment	(998)	—
Distributions received from equity method investment	998	—
Changes in operating assets and liabilities:
Trade receivables	(44,472)	(25,688)
Inventories	(9,455)	(792)
Prepaid expenses and other current assets	(3,680)	871
Income tax receivable	(75)	(115)
Other assets	830	—
Accounts payable	11,007	10,659
Accrued expenses and other current liabilities	5,580	9,513
Other long-term liabilities	113	639
Net cash provided by operating activities	14,167	10,239
Cash flows from investing activities:
Purchases of property and equipment	(12,967)	(6,205)
Proceeds from sale of equipment	16	—
Return of equity method investment	108	—
Net cash used in investing activities	(12,843)	(6,205)
Cash flows from financing activities:
Proceeds from borrowings on term loan	172,813	—
Payments on term loan	(161,275)	(4,425)
Proceeds from borrowings on revolving credit facility	16,000	5,000
Payments on revolving credit facility	(16,000)	(5,000)
Deferred financing fees paid	(1,250)	—
Distributions	(29)	—
Dividend to Class A unitholders	(110,033)	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	399,264	—
Repurchase and retirement of treasury stock	(281,638)	(576)
Net cash provided (used in) by financing activities	17,852	(5,001)
Effect of exchange rate changes on cash	(1,969)	1,857
Net increase in cash	17,207	890
Cash at beginning of period	59,310	56,655
Cash at end of period	$76,517	$57,545
Supplemental cash flow information:
Cash paid for interest	$10,267	$10,237
Income taxes paid, net	$6,751	$131
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$530	$173
Capitalized internal-use software included in accounts payable – related party	$1,350	$—

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

On December 18, 2018, Latham Investment Holdings, LP (“Parent”), an investment fund managed by affiliates of Pamplona Capital Management (the “Sponsor”), Wynnchurch Capital, L.P. and management acquired all of the outstanding equity interests of Latham Topco., Inc. a newly incorporated entity in the State of Delaware. Latham Topco, Inc. changed its name to Latham Group, Inc. on March 3, 2021.

Initial Public Offering, Reorganization and Stock Split

On April 27, 2021, the Company completed its initial public offering (the “IPO”), pursuant to which it issued and sold 23,000,000 shares of common stock, inclusive of 3,000,000 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $399.3 million, after deducting underwriting discounts and commissions and other offering costs.

Prior to the closing of the Company’s IPO on April 27, 2021 (the “Closing of the IPO”), the Company’s parent entity, Parent, merged with and into Latham Group, Inc., with Latham Group, Inc. surviving the merger (the “Reorganization”). The purpose of the Reorganization was to allow existing indirect owners of the Company to become direct shareholders of the Company.

In connection with the Reorganization, Class A units of the Parent (the “Class A units”)were converted into shares of the Company’s common stock, and Class B units of the Parent (the “Class B units”) were converted into an economically equivalent number of restricted and unrestricted shares of the Company’s common stock on a pro rata basis. The Reorganization was accounted for as an equity reorganization between entities under common control. As the Class A units were akin to common shares as all holders held economic interest of the Parent and were entitled to distributions on a pro rata basis to their respective the individual holders’ ownership, the conversion of Class A units to common shares as part of the Reorganization was considered to be the equivalent to a stock split , which requires retrospective treatment for accounting purposes. Accordingly, all share and per share amounts in these condensed consolidated financials statements and related notes have been retroactively restated, where applicable, for all periods herein, to give effect to the conversion ratio applied in connection with the Reorganization.

Class B units were historically accounted for as compensatory arrangements in accordance with ASC 718 “Compensation – Stock Compensation”, akin to stock appreciation rights, that when vested would share on the economic appreciation of the equity value of Parent over the agreed hurdles. As a result of the Reorganization, the Company determined that only vested Class B units are considered outstanding for accounting purposes. A portion of the Class B units vest based on continued employment by the holder, or time-vesting units, and the remaining Class B units vest upon defined performance and market conditions, or performance-vesting units. Therefore, the Company has considered any unvested restricted shares as contingentable issuable shares until they vest. The conversion of time-vesting Class B units to restricted shares is retrospectively included in the weighted-average common shares outstanding for diluted net income (loss) per share using the treasury stock method for each period in which the individual unit holder’s threshold was met at the reporting date and therefore the individual unit holder would have participated in a hypothetical distribution to the Parent unit holders. The conversion of performance-vesting Class B units to restricted shares is not included in the shares outstanding for diluted net income (loss) per share for any period prior to the Reorganization and IPO as the performance vesting thresholds were not satisfied and the performance units were not considered probable to vest historically.

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of July 3, 2021 and for the fiscal quarters and two fiscal quarters ended July 3, 2021 and June 27, 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Registration Statement on Form S-1, as amended, File No. 333-254930 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of July 3, 2021 and results of operations for the fiscal quarters and two fiscal quarters ended July 3, 2021 and June 27, 2020 and cash flows for the two fiscal quarters ended July 3, 2021 and June 27, 2020 have been made. The Company’s results of operations for the fiscal quarter and two fiscal quarters ended July 3, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Stock-based Compensation

Stock-based compensation is measured and recognized based on the grant date fair value of the awards. The Class B units of the Parent were granted to employees in the form of Profits Interest Units (“PIUs”). The Company determined the grant date fair value of PIUs using the Black-Scholes option pricing model. As part of the Reorganization the vested and unvested PIUs of the Parent, were converted on a pro rata basis into equivalent restricted stock units and restricted stock awards of the Company’s underlying common stock. The fair value of the awards is expensed using a graded vesting method over the requisite service period in which employees earn the awards. The Company accounts for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

The Black-Scholes pricing model requires critical assumptions including risk-free rate, volatility, expected term and expected dividend yield. The expected term is computed using the simplified method. The Company uses the simplified method to calculate expected term of the PIUs as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. The Company considers the historical volatility of the Company’s stock price, as well as implied volatility. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock. The assumptions underlying these valuations represented the Company’s best estimate, which involved inherent uncertainties and the application of judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of the Company’s stock-based compensation expense could have been materially different.

Contemporaneously with the pricing of the Company’s IPO, on April 22, 2021, the Company effected its Omnibus Incentive Plan in which it granted to certain employees of the Company restricted stock awards, restricted stock units and option awards inclusive of the as converted Class B units as a result of the Reorganization (see Note 14).

Equity Method Investments

Investments and ownership interests in common stock or in-substance common stock are accounted for under the equity method accounting if the Company has the ability to exercise significant influence over the entity but does not have a controlling financial interest. Under the equity method, investments are initially recognized at cost and adjusted to reflect the Company’s interest in net earnings, dividends received and other-than-temporary impairments. The Company records its interest in the net earnings of its equity method investee, along with adjustments for amortization of basis differences, investee capital transactions and other comprehensive income (loss), within earnings from equity method investment in the condensed consolidated statements of operations. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to the underlying basis differences. Profits or losses related to intra-entity sales with its equity method investee are eliminated until realized by the investor or investee.

The Company records its proportionate share of earnings or losses of Premier Holdco, LLC (“Premier Pools & Spas”) within earnings from equity method investment in the condensed consolidated statements of operations on a three-month lag. The Company recorded its interest in the net earnings of Premier Pools & Spas of $0.8 million and $1.0 million, respectively, for the fiscal quarter and two fiscal quarters ended July 3, 2021, which included a less than $0.1 million and $0.1 million adjustment for the amortization of basis differences, within earnings from equity method investment in the condensed consolidated statements of operations during the fiscal quarter and two fiscal quarters ended July 3, 2021. As the Company initially invested in Premier Pools & Spas on October 30, 2020 there was no earnings from equity method investment recorded during the fiscal quarter and the two fiscal quarters ended June 27, 2020. The Company received distributions of $0.9 million and $1.1 million during the fiscal quarter and two fiscal quarters ended July 3, 2021, respectively.

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

The Company allocated a portion of the purchase price to specific intangible asset categories as follows:

		Amortization
	Fair Value	Period
Definite-lived intangible assets:	(in thousands)	(in years)
Trade names	$9,500	9
Dealer relationships	37,200	8
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

	Fiscal Quarter Ended	Two Fiscal Quarters
(in thousands)	June 27, 2020	Ended June 27, 2020
Net sales	$133,772	$192,692
Net income (loss)	$20,182	$(646)

The pro forma financial information presented above has been calculated after adjusting for the results of the GLI Acquisition for the fiscal quarter and the two fiscal quarters ended June 27, 2020 to reflect the accounting effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the depreciation and amortization expense from acquired property and equipment, the additional cost of sales from acquired inventory, interest expense from debt financing, and any related tax effects.

4. EQUITY METHOD INVESTMENT

On October 30, 2020, the Company entered into a securities purchase agreement to purchase 28% of the common units of Premier Pools & Spas for $25.4 million. The Company concluded that it holds common stock of Premier Pools & Spas and has the ability to exercise significant influence over Premier Pools & Spas but does not have a controlling financial interest. Accordingly, the Company accounts for this investment using the equity method of accounting. The Company’s proportionate share of the earnings or losses of the investee are reported as a separate line in the condensed consolidated statements of operations.

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

As of July 3, 2021, the Company’s carrying amount for the equity method investment in Premier Pools & Spas was $25.3 million. During the two fiscal quarters ended July 3, 2021, Premier Pools & Spas paid the Company dividends of $1.1 million that are presented on the condensed consolidated statement of cash flows as distribution received from equity method investment of $1.0 million and return of equity method investment of $0.1 million, respectively. The Company has elected a three-month financial reporting lag. The Company recorded its interest in net earnings of Premier Pools & Spas of $0.8 million and $1.0 million for the fiscal quarter and two fiscal quarters ended July 3, 2021, along with a basis difference adjustment of less than $0.1 million and $0.1 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the two fiscal quarters ended July 3, 2021 or June 27, 2020.

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

The fair value of the Company’s Contingent Consideration is measured and recorded on the condensed consolidated balance sheets using Level 3 inputs because it is valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices. The Company values the Contingent Consideration using a Monte Carlo simulation, which relies on management’s projections of EBITDA and the estimated probability of achieving such targets. The changes in the fair value of the Contingent Consideration for the fiscal quarter and the two fiscal quarters ended June 27, 2020 of $0.9 million and $(0.2) million, respectively, were due to foreign currency translation.

Estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimate of fair value.

The Monte Carlo simulation utilized the following unobservable inputs to determine the fair value of the Contingent Consideration as of June 27, 2020:

Two Fiscal Quarters Ended
June 27, 2020
EBITDA Risk Adjustment	17.30%
Annual EBITDA Volatility	55.00%
Risk-free rate of return	2.10%

Pension Plan

The fair value of the benefit plan assets related to the Company’s pension plan is measured and was recorded on the condensed consolidated balance sheets using Level 2 inputs. The fair value of the Company’s plan assets was $1.3 million as of June 27, 2020. During the year ended December 31, 2020, the Company terminated its defined benefit pension plan.

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

Term loan

The term loan is carried at amortized cost; however, the Company estimates the fair value of the term loan for disclosure purposes. The fair value of the term loan is determined using inputs based on observable market data of a non-public exchange using, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loan (in thousands):

	July 3, 2021		December 31, 2020
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$237,345	$238,532	$221,496	$221,081

Interest rate swap

The Company estimates the fair value of the interest rate swap (see Note 8) on a quarterly basis using Level 2 inputs, including the forward LIBOR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward LIBOR curve. As of July 3, 2021 and December 31, 2020, the Company’s interest rate swap liability was $0.7 million and $0.3 million, respectively, which was recorded within other long-term liabilities on the condensed consolidated balance sheets.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of July 3, 2021 and as of December 31, 2020 was $115.5 million and $115.8 million, respectively. The change in the carrying value during the two fiscal quarters ended July 3, 2021 was solely due to fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of July 3, 2021 consisted of the following (in thousands):

	July 3, 2021
		Foreign
	Gross Carrying	Currency	Accumulated
	Amount	Translation	Amortization	Net Amount
Trade names and trademarks	$135,100	$789	$13,323	$122,566
Patented technology	16,126	117	4,335	11,908
Pool design	5,728	474	854	5,348
Franchise relationships	1,187	97	620	664
Dealer relationships	160,376	39	24,212	136,203
Non-competition agreements	2,476	—	1,258	1,218
	$320,993	$1,515	$44,602	$277,906

The Company recognized $5.5 million and $11.1 million of amortization expense related to intangible assets during the fiscal quarter and the two fiscal quarters ended July 3, 2021, respectively.

Intangible assets, net as of December 31, 2020 consisted of the following (in thousands):

	December 31, 2020
		Foreign
	Gross Carrying	Currency	Accumulated
	Amount	Translation	Amortization	Net Amount
Trade names and trademarks	$135,100	$1,047	$10,258	$125,889
Patented technology	16,126	155	3,452	12,829
Pool designs	5,728	629	648	5,709
Franchise relationships	1,187	130	470	847
Dealer relationships	160,376	52	17,697	142,731
Non-competition agreements	2,476	—	1,008	1,468
	$320,993	$2,013	$33,533	$289,473

The Company recognized $4.1 million and $8.1 million of amortization expense related to intangible assets during the fiscal quarter and the two fiscal quarters ended June 27, 2020, respectively.

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated
Future
Amortization
Year Ended	Expense
Remainder of fiscal 2021	$10,653
2022	21,959
2023	21,768
2024	20,948
2025	20,791
Thereafter	181,787
Total	$277,906

7. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	July 3, 2021	December 31, 2020
Raw materials	$48,676	$37,010
Finished goods	25,799	27,808
	$74,475	$64,818

8. LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	July 3, 2021	December 31, 2020
Term loan	$241,872	$228,147
Revolving credit facility	—	—
Less: Unamortized discount and debt issuance costs	(4,527)	(6,651)
Total debt	237,345	221,496
Less: Current portion of long-term debt	(14,234)	(13,042)
Total long-term debt	$223,111	$208,454

Revolving Credit Facility

On December 18, 2018, the Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”) that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Revolving Credit Facility”), as well as a term loan (as described below). The Revolving Credit Facility was utilized to finance ongoing general corporate and working capital needs with the Revolver of up to $30.0 million. The Revolving Credit Facility matures on December 18, 2023. On April 27, 2021, upon completion of the IPO, the Company used $16.0 million of the net proceeds from the IPO to repay $16.0 million then outstanding on the Revolver.

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

The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates and make prepayments. As of July 3, 2021 and December 31, 2020, the Company was in compliance with all financial-related covenants related to the Credit Agreement. There were no amounts outstanding as of both July 3, 2021 and December 31, 2020, on the Revolving Credit Facility or Letters of Credit.

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

On January 25, 2021, the Company entered into a subsequent amendment to the Term Loan with Nomura to borrow an additional $175.0 million (the “Third Amendment” and collectively with the “Term Loan”, the “Amended Term Loan”). In connection with the Third Amendment, the Company is required to repay the outstanding principal balance of the Amended Term Loan in fixed quarterly payments of $5.8 million, commencing March 31, 2021. The amendment did not change the maturity date of the Term Loan and the Amended Term Loan bears interest under the same terms as the Term Loan. The Company accounted for $165.0 million of the borrowings under the Third Amendment as new debt and $10.0 million of the borrowings under the Third Amendment as a debt modification. The Company recorded an aggregate of $1.2 million of debt issuance costs as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheet. During the fiscal quarter ended July 3, 2021, in accordance with the terms of the Amended Term Loan, the Company elected to change the terms of the prepayment schedule from an inverse application to a pro rata application and as a result the Company is required to repay the outstanding principal balance of the Amended Term Loan in fixed quarterly payments of $3.6 million, commencing June 30, 2021.

The Amended Term Loan allowed for the $175.0 million of proceeds to be distributed to Class A unitholders. On February 2, 2021, the Company used the proceeds of the Amended Term Loan to repurchase and retire treasury stock of $64.9 million and to pay a dividend to Class A unitholders of $110.0 million.

On April 27, 2021, upon completion of the IPO, the Company used $152.7 million of the net proceeds from the IPO to repay $152.7 million of the Amended Term Loan.

The Term Loan bears interest at (1) a base rate equal to the highest of (i) the Federal Funds Rate plus 1∕2 of 1%, (ii) the “prime rate” published in the Money Rates section of the Wall Street Journal and (iii) LIBOR plus 1.00% (2) plus a Loan Margin of (i) 6.00% for Eurocurrency Rate Loans and (ii) 5.00% for Base Rate Loans, as defined in the Credit Agreement. Principal payments under the First Amendment were calculated as 0.629% of the outstanding principal balance. Outstanding borrowings as of July 3, 2021 and December 31, 2020 were $237.3 million and $221.5 million, respectively, net of discount and debt issuance costs of $4.5 million and $6.7 million, respectively. In connection with the Term Loan, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements.

As of July 3, 2021, the unamortized debt issuance costs and discount on the Term Loan were $3.4 million and $1.1 million, respectively. As of December 31, 2020, the unamortized debt issuance costs and discount on the Term Loan were $6.3 million and $0.4 million, respectively. The effective interest rate was 11.57% and 8.03% for the fiscal quarters ended July 3, 2021 and June 27, 2020, respectively, and 10.34% and 8.03% for the two fiscal quarters ended July 3, 2021 and June 27, 2020, respectively.

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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest expense	$4,630	3,896	$10,522	8,316
Amortization of debt issuance costs	2,173	388	4,246	1,247
Amortization of original issue discount	720	24	1,452	78
Interest rate swap	(7)	—	352	—
Total interest expense	$7,516	$4,308	$16,572	$9,641

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Term Loan
Year Ended	Facility
Remainder of fiscal 2021	$7,117
2022	14,234
2023	14,234
2024	14,234
2025	192,053
$241,872

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

9. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Two Fiscal Quarters Ended
	July 3, 2021	June 27, 2020
Balance at the beginning of the year	$2,882	$2,846
Accruals for warranties issued	3,338	1,012
Less: Settlements made (in cash or in kind)	(2,504)	(1,226)
Balance at the end of the year	$3,716	$2,632

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
In-ground swimming pools	$108,001	$62,129	$201,644	$91,587
Covers	26,223	16,822	50,229	27,833
Liners	46,665	33,871	77,762	44,536
	$180,889	$112,822	$329,635	$163,956

11. INCOME TAXES

The effective income tax rate for the fiscal quarter and two fiscal quarters ended July 3, 2021 was (10.8)% and (21.9)%, respectively, compared to 25.0% and 71.7% for the fiscal quarter and two fiscal quarters ended June 27, 2020, respectively. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended July 3, 2021 was primarily attributable to the impact of stock compensation expense pursuant to the Reorganization. The results for the fiscal quarter ended July 3, 2021 include pre-tax stock compensation expense of $73.5 million related to the Reorganization for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended April 3, 2021 was impacted primarily by state income tax expense. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter and two fiscal quarters ended June 27, 2020 was primarily impacted by the Company switching to an income position for the fiscal quarter ended June 27, 2020. The pre-tax income for the two fiscal quarters included losses in tax jurisdictions for which the company did not record a tax benefit, which increased the effective income tax rate for the fiscal quarter ended June 27, 2020.

12. SHAREHOLDERS’ EQUITY

Equity Structure Prior to Reorganization

Prior to the IPO and the Reorganization, the Parent owned 100% of the issued and outstanding common stock of the Company. The capital structure of the Parent consisted of two different classes of limited partnership interests, Class A and Class B units (profits interests). Prior to the Reorganization, none of the Class B units would have been vested for accounting purposes due to the Parent’s $0 Repurchase Right, which applied in the event of a voluntary termination or termination without cause, since it functions as a vesting condition.

Equity Structure Subsequent to the Reorganization

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

As a part of the equity Reorganization, on April 22, 2021, 194,207,115 Class A units converted into 97,187,596 shares of common stock and 26,158,894 Class B units converted into 4,145,987 shares of common stock and 8,340,126 shares of unvested restricted stock. Refer to Note 1 for detail regarding the Company’s Reorganization and conversion of Class A and Class B units to common and restricted shares.

Amendment and Restatement of Certificate of Incorporation

On April 22, 2021, the Company’s certificate of incorporation was further amended and restated to, among other things, increase the authorized shares to 1,000,000,000, of which 900,000,000 are shares of common stock, par value $0.0001 per share and 100,000,000 are shares of preferred stock, par value 0.0001 per share.

As of July 3, 2021 and December 31, 2020 112,153,832 and 118,854,249 shares of common stock are issued and outstanding for accounting purposes, respectively.

13. PROFITS INTEREST UNITS

Prior to the Reorganization, the Company’s Parent granted PIUs in the form of Class B units of the Parent to certain key employees and directors for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. The following table summarizes the activity for all PIUs during the two fiscal quarters ended July 3, 2021 and the year ended December 31, 2020:

		Weighted
		Average Grant-
	Number of PIUs	Date Fair Value
Balance at January 1, 2020	21,734,170	$0.60
Granted	7,843,107	0.35
Forfeited	(2,152,315)	0.43
Balance at December 31, 2020	27,424,962
Granted	—
Forfeited	(1,266,068)	0.34
Balance at April 21, 2021	26,158,894
Converted at IPO in connection with the Reorganization	(26,158,894)	$0.43
Balance at July 3, 2021	—

On January 29, 2021 an employee holder of PIUs terminated his employment with the Company, at which time all 1,055,057 of his performance-vesting units were forfeited. At the time of his termination, the employee held 527,528 of time-vesting units, of which 211,011 time-vesting units were vested. Per the terms of his termination agreement, the Company accelerated the vesting of an additional 105,506 time-vesting units, such that the total time-vesting units vested were equal to 316,517 upon his termination and the remaining 211,011 of unvested time-vesting units were forfeited upon his termination. As the employee’s profits interest units had not vested from an accounting perspective, the retention and immediate vesting of the retained time-vesting units was accounted for as a cancellation of the original award and a new grant under the revised terms. A cumulative catch-up charge of $1.1 million was recorded during the fiscal quarter ended April 3, 2021 to reflect the incremental fair value of the awards as of the date of the modification, as compared to the grant-date fair value.

14. STOCK-BASED COMPENSATION

On April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective on April 22, 2021, upon pricing of the IPO. The Omnibus Incentive Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. The maximum aggregate number of shares reserved for issuance under the Omnibus Incentive Plan is 13,170,212 shares. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the Omnibus Incentive Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, will be $750 thousand.

Contemporaneously with the pricing of the Company’s IPO, on April 22, 2021 the Company granted 8,340,126 of restricted stock awards, 341,301 of restricted stock units and 886,862 of option awards under the Omnibus Incentive Plan to employees of the Company. Of the 8,340,126 restricted stock awards granted, (i) 6,799,414 vest every six months in equal installments beginning on December 27, 2021 and ending on December 27, 2023, and (ii) 1,540,712 vest every six months in equal installments, beginning on December 27, 2021 and ending on December 27, 2024. Of the 341,301 restricted stock unit awards granted, (i) 251,828 vest 1/3 on the nine-month anniversary of the Closing of the IPO, 1/3 on the first anniversary of the Closing of the IPO, and 1/3 on the two-year anniversary of the Closing of the IPO; (ii) 22,367 vest on the first anniversary of the Closing of the IPO; (iii) 51,316 vest on the nine-month anniversary of the Closing of the IPO; and (iv) 15,790 vest evenly on each of the first three anniversaries of the Closing of the IPO. All 886,862 of the option awards vest 25% annually on each of the first four anniversaries of the Closing of the IPO. The option awards were granted with a strike price of $19.00 per share. Under the terms of the Omnibus Incentive Plan, all stock options will expire if not exercised within ten years of the grant date.

Stock-based compensation expense for the fiscal quarters and two fiscal quarters ended July 3, 2021 was $75.5 million and $77.0 million, respectively. Stock-based compensation expense for the fiscal quarters and two fiscal quarters ended June 27, 2020 was and $0.2 million and $0.5 million, respectively. Stock-based compensation expense of $4.9 million and $70.6 was recorded in cost of sales and selling, general and administrative expense, respectively, for the fiscal quarter ended July 3, 2021. Stock-based compensation expense of $4.9 million and $72.1 was recorded in cost of sales and selling, general and administrative expense, respectively, for the two fiscal quarters ended July 3, 2021. Stock-based compensation expense for the fiscal quarters and two fiscal quarters ended June 27, 2020 was was recorded in selling, general and administrative expense on the condensed consolidated statements of operations. Of the $75.5 million of stock-based compensation expense recorded during the fiscal quarter ended July 3, 2021, $0.5 million was due to the accelerated vesting of restricted stock and $49.0 million was due to the modification as a result of the Reorganization. The remaining $26.0 million in stock-based compensation expense for the fiscal quarter ended July 3, 2021 was recognized based on the grant date fair value over the requisite service period. Refer to Note 12 above for detail regarding the Company’s equity-based awards issued in the form of PIUs prior to the Reorganization and IPO. As of July 3, 2021, total unrecognized stock-based compensation expense related to all unvested stock-based awards of $145.4 million, which is expected to be recognized over a weighted-average period of 1.84 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of option awards granted:

Two Fiscal Quarters
Ended July 3, 2021
Risk-free interest rate	0.63%
Expected volatility	38.16%
Expected term (in years)	6.25
Expected dividend yield	0.00%

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the two fiscal quarters ended July 3, 2021:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at January 1, 2021	—	$—
Granted	8,340,126	19.00
Vested	(84,687)	19.00
Forfeited	—	—
Outstanding at July 3, 2021	8,255,439	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the two fiscal quarters ended July 3, 2021:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at January 1, 2021	—	$—
Granted	341,301	19.00
Vested	—	—
Forfeited	(809)	19.00
Outstanding at July 3, 2021	340,492	$19.00

Stock Options

The following table represents the Company’s stock option activity during the two fiscal quarters ended July 3, 2021:

Weighted-
		Weighted-	Average
		Average Exercise	Remaining	Aggregate
	Shares	Price per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding on January 1, 2021	—	$—	—	$—
Granted	886,862	19.00
Exercised	—
Forfeited	—
Outstanding at July 3, 2021	886,862	$19.00	9.80	$10,802
Vested and expected to vest at July 3, 2021	886,862	$19.00	9.80	$10,802
Options exercisable at July 3, 2021	—	—	—	—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value of stock options granted during the two fiscal quarters ended July 3, 2021 was $7.20 per share.

15. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net income (loss) attributable to common stockholders	$(53,598)	$16,414	$(45,065)	$963
Denominator:
Weighted-average common shares outstanding
Basic	109,163,698	96,268,250	109,115,991	96,300,029
Diluted	109,163,698	96,654,697	109,115,991	96,719,370
Net income (loss) per share attributable to common stockholders:
Basic	$(0.49)	$0.17	$(0.41)	$0.01
Diluted	$(0.49)	$0.17	$(0.41)	$0.01

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Restricted stock awards	5,075,346	54,124	8,721,817	39,858
Restricted stock units	112,449	—	55,613	—
Stock options	81,017	—	40,068	—

16. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. During the two fiscal quarters ended July 3, 2021 and the year ended December 31, 2020, the Company incurred $1.3 million and $0.5 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of July 3, 2021. As of July 3, 2021 and December 31, 2020, the Company had accounts payable - related party to BrightAI of $1.4 million and $0.5 million, respectively. There were no services rendered by BrightAI during the two fiscal quarters ended June 27, 2020.

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

There were no management fees incurred by the Company during the two fiscal quarters ended July 3, 2021 and June 27, 2020. As of both July 3, 2021 and June 27, 2020, there was less than $0.1 million outstanding amounts payable to the Sponsor and Wynnchurch Capital, L.P.

Operating Lease

In May 2019, in connection with the Narellan Acquisition, the Company assumed an operating lease for the manufacture, sale and storage of swimming pools and associated equipment with Acquigen Pty Ltd, which is owned by an employee who is also a shareholder of the Company. The lease expires in June 2028. As of July 3, 2021 and December 31, 2020, future minimum lease payments totaled $3.9 million and $4.2 million, respectively, related to this lease. The Company recognized $0.1 million of rent expense related to this lease during each of the fiscal quarters ended July 3, 2021 and June 27, 2020, as well as $0.2 million of rent expense during each of the two fiscal quarters ended July 3, 2021 and June 27, 2020, which is recognized within selling, general and administrative expense on the condensed consolidated statements of operations.

17. SEGMENT AND GEOGRAPHIC INFORMATION

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

Geographic Information

Net sales by geography is based on the delivery address of the customer as specified in purchase order. Net sales by geographic area was as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales
United States	$142,712	$92,770	$261,782	$131,776
Canada	27,401	15,470	48,516	21,412
Australia	6,501	3,631	12,251	7,748
New Zealand	1,772	769	3,528	1,416
Other	2,503	182	3,558	1,604
Total	$180,889	$112,822	$329,635	$163,956

Our long-lived assets by geographic area, which consist of property and equipment, net assets were as follows (in thousands):

	July 3,	December 31,
	2021	2020
Long-lived assets
United States	$45,394	$37,680
Canada	4,400	3,050
Australia	4,735	4,979
New Zealand	1,651	1,648
Total	$56,180	$47,357

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

We conduct our business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers.

Recent Developments

Highlights for the fiscal quarter ended July 3, 2021

●	Increase in net sales of 60.3%, or $68.1 million, to $180.9 million for the fiscal quarter ended July 3, 2021, compared to $112.8 million for the fiscal quarter ended June 27, 2020.
●	Increase in net loss of $70.0 million, to $53.6 million for the fiscal quarter ended July 3, 2021, compared to a net income of $16.4 million for the fiscal quarter ended June 27, 2020, representing a (29.6)% net loss margin for the fiscal quarter ended July 3, 2021.
●	Increase in Adjusted EBITDA (as defined below) of $9.7 million, to $42.8 million for the fiscal quarter ended July 3, 2021, compared to $33.1 million for the fiscal quarter ended June 27, 2020.

Highlights for the two fiscal quarters ended July 3, 2021

●	Increase in net sales of 101.1%, or $165.6 million, to $329.6 million for the two fiscal quarters ended July 3, 2021, compared to $164.0 million for the two fiscal quarters ended June 27, 2020.
●	Increase in net loss of $46.1 million, to $45.1 million for the fiscal quarter ended July 3, 2021, compared to a net income of $1.0 million for the fiscal quarter ended June 27, 2020, representing a (13.7)% net loss margin for the two fiscal quarters ended July 3, 2021.
●	Increase in Adjusted EBITDA (as defined below) of $45.2 million, to $76.4 million for the fiscal quarter ended July 3, 2021, compared to $31.2 million for the fiscal quarter ended June 27, 2020.

Initial Public Offering

On April 27, 2021, we completed our initial public offering (the “IPO”) in which we sold 23,000,000 shares of common stock, inclusive of 3,000,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the IPO were $399.3 million, after deducting underwriting discounts and commissions and other offering costs. We used the net proceeds to (i) pay down $152.7 million of the Amended Term Loan (as defined below) under the Credit Agreement (as defined below), (ii) repay the $16.0 million outstanding on the Revolving Credit Facility (as defined below), (iii) repurchase 12,264,438 shares of common stock from certain existing shareholders for $216.7 million and (iv) fund general corporate requirements, including working capital, for $13.9 million.

Contemporaneously with the pricing of the IPO, on April 22, 2021, we have put in place our Omnibus Incentive Plan, pursuant to which we granted to certain of our employees restricted stock awards, restricted stock units and option awards (the “Omnibus Plan”).

Reorganization

Prior to the closing of the IPO, our parent entity, Latham Investment Holdings, LP (“Parent”) merged with and into Latham Group, Inc., with Latham Group, Inc. surviving the merger (the “Reorganization”). The purpose of the Reorganization was to reorganize our structure so that our existing investors would own only common stock rather than limited partnership interests in our Parent. In connection with the Reorganization, 194,207,115 Class A units of our Parent (“Class A units”) were converted into 97,187,596 shares of our common stock and 26,158,894 Class B units of our Parent were converted into 4,145,987 shares of common stock and 8,340,126 shares of restricted stock. The Reorganization was accounted for as a transaction between entities under common control and retrospectively applied starting December 2018, the earliest period in which common control existed.

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

Results of Operations

Fiscal Quarter Ended July 3, 2021 Compared to Fiscal Quarter Ended June 27, 2020

The following table summarizes our results of operations for the fiscal quarters ended July 3, 2021 and June 27, 2020:

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change %
	July 3, 2021	Sales	June 27, 2020	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$180,889	100.0%	$112,822	100.0%	$68,067	0.0%
Cost of sales	122,534	67.7%	68,460	60.7%	54,074	7.0%
Gross profit	58,355	32.3%	44,362	39.3%	13,993	(7.0)%

Selling, general and administrative expense	95,288	52.7%	15,360	13.6%	79,928	39.1%
Amortization	5,479	3.0%	4,063	3.6%	1,416	(0.6)%
(Loss) income from operations	(42,412)	23.4%	24,939	22.1%	(67,351)	1.3%
Other expense (income):
Interest expense	7,516	4.2%	4,308	3.8%	3,208	0.4%
Other (income) expense, net	(794)	0.4%	(1,242)	1.1%	448	(0.7)%
Total other expense (income), net	6,722	3.7%	3,066	2.7%	3,656	1.0%
Earnings from equity method investment	754	0.4%	—	0.0%	754	0.4%
(Loss) income before income taxes	(48,380)	26.7%	21,873	19.4%	(70,253)	7.3%
Income tax expense	5,218	2.9%	5,459	4.8%	(241)	(1.9)%
Net (loss) income	$(53,598)	29.6%	$16,414	14.5%	$(70,012)	15.1%
Adjusted EBITDA(a)	$42,848	23.7%	$33,095	29.3%	$9,753	(5.6)%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales was $180.9 million for the fiscal quarter ended July 3, 2021, compared to $112.8 million for the fiscal quarter ended June 27, 2020. The $68.1 million, or 60.3%, increase in net sales was due to a $54.1 million increase from volume and a $14.0 million increase from pricing. The $54.1 million volume increase stemming from strong consumer demand for our products and continued growth in the number of new exclusive Latham Dealers and includes $18.2 million due to having three months of GLI’s net sales in our net sales in the fiscal quarter ended July 3, 2021. The increase in total net sales of $68.1 million across our product lines was $45.9 million for in-ground swimming pools, $12.8 million for liners and $9.4 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $122.5 million for the fiscal quarter ended July 3, 2021, compared to $68.5 million for the fiscal quarter ended June 27, 2020. Gross margin decreased by 7.0% to 32.3% of net sales for the fiscal quarter ended July 3, 2021 compared to 39.3% of net sales for the fiscal quarter ended June 27, 2020. The $54.0 million, or 79.0% increase in cost of sales was primarily due to an increase in net sales, partially offset by the addition of non-cash stock-based compensation expense of $4.9 million. The 7.0% decrease in gross margin was due to, temporary cost-savings initiatives implemented in response to the COVID-19 pandemic and lower rebates and incentive plan accruals in the fiscal quarter ended June 27, 2020, which reflected modest sales volumes, as compared to the fiscal quarter ended July 3, 2021, which was impacted by the inclusion of non-cash stock-based compensation, expense, higher growth-related rebates from sales growth and challenges in the supply chain, including constrained raw material supply that has resulted in intermittent manufacturing inefficiencies, and cost inflation. These factors were not fully offset by the timing of price increases and benefits of positive mix shift dynamics.

Selling, General and Administrative Expense

Selling, general and administrative expense was $95.3 million for the fiscal quarter ended July 3, 2021, compared to $15.4 million for the fiscal quarter ended June 27, 2020, and increased as a percentage of net sales by 39.1%. The $79.9 million, or 520.4% increase in selling, general and administrative expense was primarily due to $70.4 million increase in stock-based compensation expense, $2.8 million increase in wages from an increase in headcount, particularly for customer-facing activities to support growth of the business, and as a result of the increase in the number of employees following the acquisition of GLI, $1.1 million increase due to legal, accounting and professional fees incurred in connection with our IPO that were not capitalizable and $0.6 million increase in incentive plan accruals reflecting strong sales performance.

Amortization

Amortization was $5.5 million for the fiscal quarter ended July 3, 2021, compared to $4.1 million for the fiscal quarter ended June 27, 2020. The $1.4 million, or 34.9% increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of GLI International, LLC (“GLI”) in October 2020.

Interest Expense

Interest expense was $7.5 million for the fiscal quarter ended July 3, 2021, compared to $4.3 million for the fiscal quarter ended June 27, 2020. The $3.2 million, or 74.5% increase in interest expense was primarily due to an increase in the outstanding balance of long-term debt and amortization from increased deferred financing fees from entering into an amendment to the Term Loan, compared to the fiscal quarter ended June 27, 2020.

Other (Income) Expense, Net

Other (income) expense, net was $(0.8) million for the fiscal quarter ended July 3, 2021, compared to $(1.2) million for the fiscal quarter ended June 27, 2020. The $0.4 million decrease in other (income) expense, net was due to a $0.4 million unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries, compared to the fiscal quarter ended June 27, 2020.

Earnings from Equity Method Investment

Earnings from equity method investment of Premier Pools & Spa was $0.8 million for the fiscal quarter ended July 3, 2021, compared to no equity in net earnings of Premier Pools & Spa for the fiscal quarter ended June 27, 2020 as the equity method investment was made in October 2020.

Income Tax Expense

Income tax expense was $5.2 million for the fiscal quarter ended July 3, 2021, compared to $5.5 million for the fiscal quarter ended June 27, 2020. Our effective tax rate was (10.8)% for the fiscal quarter ended July 3, 2021, compared to 25.0% for the fiscal quarter ended June 27, 2020. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended July 3, 2021 was primarily attributable to the impact of stock compensation expense pursuant to the Reorganization. The results for the fiscal quarter ended July 3, 2021 include pre-tax stock compensation expense of $73.5 million related to the Reorganization for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended June 27, 2020 was primarily impacted by our switching to an income position for the fiscal quarter ended June 27, 2020.

Net (Loss) Income

Net (loss) income was $(53.6) million for the fiscal quarter ended July 3, 2021, compared to $16.4 million of net income for the fiscal quarter ended June 27, 2020. The $70.0 million, or 426.5% increase in net loss was primarily due to the factors described above.

Net (Loss) Income Margin

Net loss margin was (29.6)% for the fiscal quarter ended July 3, 2021, compared to net income margin of 14.5% for the fiscal quarter ended June 27, 2021. The (44.1)% increase in net (loss) income margin was due to a $70.0 million increase in net loss and an $68.1 million increase in net sales, compared to the fiscal quarter ended June 27, 2020 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $42.8 million for the fiscal quarter ended July 3, 2021, compared to $33.1 million for the fiscal quarter ended June 27, 2020. The $9.7 million, or 29.5%, increase in Adjusted EBITDA was primarily due to a $10.1 million increase in earnings before depreciation and amortization, interest expense, income tax (benefit) expense and stock based compensation expense, as well as a $1.1 million increase in legal, accounting and professional fees incurred in connection with our IPO that are not capitalizable.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 23.7% for the fiscal quarter ended July 3, 2021, compared to 29.3% for the fiscal quarter ended June 27, 2020. The 5.6% decrease in Adjusted EBITDA margin was primarily due to a $9.7 million increase in Adjusted EBITDA and a $68.1 million increase in net sales, compared to the fiscal quarter ended June 27, 2020.

Two Fiscal Quarters Ended July 3, 2021 Compared to Two Fiscal Quarters Ended June 27, 2020

The following table summarizes our results of operations for the two fiscal quarters ended July 3, 2021 and June 27, 2020:

	Two Fiscal Quarters Ended
		% of Net		% of Net	Change	Change %
	July 3, 2021	Sales	June 27, 2020	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$329,635	100.0%	$163,956	100.0%	$165,679	0.0%
Cost of sales	218,840	66.4%	109,495	66.8%	109,345	(0.4)%
Gross profit	110,795	33.6%	54,461	33.2%	56,334	0.4%

Selling, general and administrative expense	122,460	37.2%	30,792	18.8%	91,668	18.4%
Amortization	11,074	3.4%	8,126	5.0%	2,948	(1.6)%
(Loss) income from operations	(22,739)	6.9%	15,543	9.5%	(38,282)	(2.6)%
Other expense (income):
Interest expense	16,572	5.0%	9,641	5.9%	6,931	(0.9)%
Other (income) expense, net	(1,349)	0.4%	2,499	1.5%	(3,848)	(1.1)%
Total other expense (income), net	15,223	4.6%	12,140	7.4%	3,083	(2.8)%
Earnings from equity method investment	998	0.3%	—	0.0%	998	0.3%
(Loss) income before income taxes	(36,964)	11.2%	3,403	2.1%	(40,367)	9.1%
Income tax expense	8,101	2.5%	2,440	1.6%	5,661	0.9%
Net (loss) income	$(45,065)	13.7%	$963	0.6%	$(46,028)	13.1%
Adjusted EBITDA(a)	$76,368	23.2%	$31,210	19.0%	$45,158	4.2%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales was $329.6 million for the two fiscal quarters ended July 3, 2021, compared to $164.0 million for the two fiscal quarters ended June 27, 2020. The $165.6 million, or 101.1%, increase in net sales was due to a $143.7 million increase from volume and a $21.9 million increase from pricing. The $143.7 million volume increase across our product lines primarily attributable to continued strong consumer demand and order volumes across the Company’s product portfolio, expanded strategic partnerships with Latham’s exclusive dealers, and includes $34.1 million due to having six months of GLI’s net sales in our net sales in the two fiscal quarters ended July 3, 2021. The increase in total net sales of $165.6 million across our product lines was $110.0 million for in-ground swimming pools, $33.2 million for liners and $22.4 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $218.8 million for the two fiscal quarters ended July 3, 2021, compared to $109.5 million for the two fiscal quarters ended June 27, 2020. Gross margin increased by 0.4% to 33.6% of net sales for the two fiscal quarters ended July 3, 2021 compared to 33.2% of net sales for the two fiscal quarters ended June 27, 2020. The $109.3 million, or 99.9% increase in cost of sales was primarily the result of the overall increase in sales volume, inflation in the cost of our raw materials and $4.9 million of non-cash stock-based compensation expense. The 0.4% increase in gross margin was primarily due to price increases, higher utilization of fixed cost structure, and a mix shift towards in-ground pools, partially offset by supply chain headwinds and inflation, higher growth-related rebates driven by strong sales growth, and stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense was $122.5 million for the two fiscal quarters ended July 3, 2021, compared to $30.8 million for the two fiscal quarters ended June 27, 2020, and increased as a percentage of net sales by 18.4%. The $91.7 million, or 297.7% increase in selling, general and administrative expense was primarily due to $71.6 million increase in stock-based compensation expense, $5.7 million increase in wages from an increase in headcount particularly for customer-facing activities to support growth of the business and as a result of the increase in the number of employees following the acquisition of GLI, $4.0 million increase due to legal, accounting and professional fees incurred in connection with our IPO that were not capitalizable; and $2.8 million increase in incentive plan accruals reflecting strong sales performance.

Amortization

Amortization was $11.1 million for the two fiscal quarters ended July 3, 2021, compared to $8.1 million for the two fiscal quarters ended June 27, 2020. The $3.0 million, or 36.3%, increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of GLI in October 2020.

Interest Expense

Interest expense was $16.6 million for the two fiscal quarters ended July 3, 2021, compared to $9.6 million for the two fiscal quarters ended June 27, 2020. The $7.0 million, or 71.9%, increase in interest expense was primarily due to an increase in the outstanding balance of long-term debt and amortization from increased deferred financing fees from entering into an amendment to the Term Loan (as defined below), compared to the two fiscal quarters ended June 27, 2020.

Other (Income) Expense, Net

Other (income) expense, net was $(1.3) million for the two fiscal quarters ended July 3, 2021, compared to $2.5 million for the two fiscal quarters ended June 27, 2020. The $3.8 million increase in other (income) expense, net was due to a $3.8 million favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries, compared to the two fiscal quarters ended June 27, 2020.

Earnings from Equity Method Investment

Earnings from equity method investment of Premier Pools & Spa was $1.0 million for the two fiscal quarters ended July 3, 2021, compared to no equity in net earnings of Premier Pools & Spa for the two fiscal quarters ended June 27, 2020 as the equity method investment was made in October 2020.

Income Tax Expense

Income tax expense was $8.1 million for the two fiscal quarters ended July 3, 2021, compared to $2.4 million for the two fiscal quarters ended June 27, 2020. Our effective tax rate was (21.9)% for the two fiscal quarters ended July 3, 2021, compared to 71.7% for the two fiscal quarters ended June 27, 2020. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended July 3, 2021 was primarily attributable to the impact of stock compensation expense pursuant to the Reorganization. The results for the fiscal quarter ended July 3, 2021 include pre-tax stock compensation expense of $73.5 million related to the Reorganization for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended April 3, 2021 was impacted primarily by state income tax expense. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter and two fiscal quarters ended June 27, 2020 was primarily impacted by our switching to an income position for the fiscal quarter ended June 27, 2020. The pre-tax income for the two fiscal quarters included losses in tax jurisdictions for which we did not record a tax benefit, which increased the effective income tax rate for the fiscal quarter ended June 27, 2020.

Net (Loss) Income

Net loss was $(45.1) million for the two fiscal quarters ended July 3, 2021, compared to $1.0 million of net income for the two fiscal quarters ended June 27, 2020. The $46.1 million, or 4,779.6% increase in net loss was primarily due to the factors described above.

Net (Loss) Income Margin

Net loss margin was (13.7)% for the two fiscal quarters ended July 3, 2021, compared to net income margin of 0.6% for the two fiscal quarters ended June 27, 2021. The (14.3)% increase in net (loss) income margin was due to a $45.1 million increase in net loss and an $165.6 million increase in net sales, compared to the two fiscal quarters ended June 27, 2020 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $76.4 million for the two fiscal quarters ended July 3, 2021, compared to $31.2 million for the two fiscal quarters ended June 27, 2020. The $45.2 million, or 144.7%, increase in Adjusted EBITDA was primarily due to a $47.1 million increase in earnings before depreciation and amortization, interest expense, income tax (benefit) expense and stock based compensation expense, as well as a $4.0 million increase in legal, accounting and professional fees incurred in connection with our IPO that are not capitalizable, partially offset by a $3.4 million decrease in unrealized (gains) losses on foreign currency transactions, which included changes in the fair value of the contingent consideration recorded in connection with the acquisition of Narellan Group Pty Limited and its subsidiaries, which was settled in September 2020.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 23.2% for the two fiscal quarters ended July 3, 2021, compared to 19.0% for the two fiscal quarters ended June 27, 2020. The 4.2% increase in Adjusted EBITDA margin was primarily due to a $45.2 million increase in Adjusted EBITDA and an $165.6 million increase in net sales, compared to the fiscal quarter ended June 27, 2020.

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

Adjusted EBITDA and Adjusted EBITDA margin have their limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA margin:

●	do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;
●	do not reflect changes in our working capital needs;
●	do not reflect the interest expense, or the amounts necessary to service interest or principal payments, on our outstanding debt;
●	do not reflect income tax (benefit) expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;
●	do not reflect non-cash equity compensation, which will remain a key element of our overall equity-based compensation package; and
●	do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

	(dollars in thousands)
Net (loss) income	$(53,598)	$16,414	$(45,065)	$963
Depreciation and amortization	7,770	5,854	15,670	11,609
Interest expense	7,516	4,308	16,572	9,641
Income tax expense	5,218	5,459	8,101	2,440
Loss on sale and disposal of property and equipment	22	(3)	187	—
Restructuring charges(a)	36	347	407	633
Stock-based compensation(b)	75,511	240	76,975	464
Unrealized gains (losses) on foreign currency transactions(c)	(731)	(1,176)	(792)	2,565
Strategic initiative costs(d)	376	1,457	376	2,549
Acquisition and integration related costs(e)	4	126	72	238
Other(f)	(355)	69	(91)	108
IPO Costs(g)	1,079	—	3,956	—
Adjusted EBITDA	$42,848	$33,095	$76,368	$31,210
Net sales	$180,889	$112,822	$329,635	$163,956
Net (loss) income margin	(29.6)%	14.5%	(13.7)%	0.6%
Adjusted EBITDA margin	23.7%	29.3%	23.2%	19.0%

(a) Represents severance and other costs for our executive management changes.

(b) Represents non-cash stock-based compensation expense. Of the expense recorded during the fiscal quarter ended July 3, 2021, $0.5 million was due to the accelerated vesting of restricted stock and $49.0 million was due to the modification as a result of the Reorganization.

(c) Represents foreign currency transaction (gains) and losses associated with our international subsidiaries and changes in the fair value of the contingent consideration recorded in connection with the acquisition of Narellan Group Pty Limited and its subsidiaries, which was settled in September 2020.

(d) Represents fees paid to external consultants for our strategic initiatives, including our rebranding initiative.

(e) Represents acquisition and integration costs primarily related to the acquisition of GLI, the equity investment in Premier Pools & Spas, as well as other costs related to a transaction that was abandoned.

(f) Other costs consist of other discrete items as determined by management, including (i) fees paid to external consultants for tax restructuring, (ii) the cost for legal defense of a specified matter, (iii) the cost incurred and insurance proceeds related to our production facility fire in Picton, Australia in 2020, (iv) temporary cleaning, equipment and salary costs incurred in response to the COVID-19 pandemic, offset by government grants received in the United States, Canada and New Zealand and (v) non-cash adjustments to record the step-up in the fair value of inventory related to the acquisition of GLI, which are amortized through cost of sales in the condensed consolidated statements of operations.

(g) Represents items management believes are not indicative of ongoing operating performance. These expenses are primarily composed of legal, accounting and professional fees incurred in connection with the IPO that are not capitalizable, which are included within selling, general and administrative expense.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and through our Amended Term Loan and Revolving Credit Facility (each as defined below under “—Our Indebtedness”) and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements and any acquisitions we may undertake. As of July 3, 2021, we had $76.5 million of cash, $237.3 million of outstanding borrowings and an additional $30.0 million of availability under our Revolving Credit Facility, which was undrawn. In April 2021, we completed our IPO, pursuant to which we issued and sold 23,000,000 shares of common stock, inclusive of 3,000,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $399.3 million.

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

We believe that our existing cash, cash generated from operations and availability under our Revolving Credit Facility, will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

As of July 3, 2021 we had no outstanding borrowings under the Revolving Credit Facility.

Term Loan Facility

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Term Loan”). The Term Loan was amended in May 2019 and October 2020 to provide additional borrowings (the “Amended Term Loan”). The Term Loan was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). We accounted for $165.0 million of the borrowings under the Third Amendment as new debt and $10.0 million of the borrowings under the Third Amendment as a debt modification. We recorded an aggregate of $1.2 million of debt issuance costs as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheets. On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to repurchase and retire treasury stock in the amount of $64.9 million and to make a $110.0 million dividend to Class A unitholders. The Term Loan, together with the Third Amendment, are referred to as the “Amended Term Loan.”

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

In accordance with the terms of the Amended Term Loan, we elected to change the terms of the prepayment schedule from an inverse application to a pro rata application and as a result we are required to repay the outstanding principal balance of the Amended Term Loan in fixed quarterly payments of $3.6 million, commencing June 30, 2021. In connection with the Amended Term Loan, we are subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements.

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

As of July 3, 2021, we were in compliance with all covenants under the Revolving Credit Facility and the Amended Term Loan.

As of July 3, 2021 we had $237.3 million of outstanding borrowings under the Amended Term Loan. On April 27, 2021, we used a portion of the net proceeds of our IPO to repay $152.7 million of the Amended Term Loan.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Two Fiscal Quarters Ended
	July 3, 2021	June 27, 2020

	(in thousands)
Net cash provided by operating activities	$14,167	$10,239
Net cash used in investing activities	(12,843)	(6,205)
Net cash provided by (used in) financing activities	17,852	(5,001)
Effect of exchange rate changes on cash	(1,969)	1,857
Net increase in cash	$17,207	$890

Operating Activities

During the two fiscal quarters ended July 3, 2021, operating activities provided $14.2 million of cash. Net income, after adjustments for non-cash items, provided cash of $54.3 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities of $(40.2) million. Net cash used in changes in our operating assets and liabilities for the two fiscal quarters ended July 3, 2021 consisted primarily of a $44.5 million increase in trade receivables, a $9.5 million increase in inventories, a $3.7 increase in prepaid expenses and other current assets, and a $0.1 increase in income tax receivable, partially offset by an $11.0 million increase in accounts payable, a $5.6 increase in accrued expenses and other current liabilities, a $0.8 million decrease in other assets and a $0.1 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of and increase in net sales, and the increase in inventories was primarily due to increased production and inventory build in response to existing and anticipated customer demand. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to timing of payments.

During the two fiscal quarters ended June 27, 2020, operating activities provided $10.2 million of cash. Net income, after adjustments for non-cash items, provided cash of $15.2 million. Cash used in operating activities was further driven by changes in our operating assets and liabilities of $(4.9) million. Net cash used in changes in our operating assets and liabilities for the two fiscal quarters ended June 27, 2020 consisted primarily of a $25.7 million increase in trade receivables, a $0.8 million increase in inventories, partially offset by a $10.7 million increase in accounts payable, $9.5 increase in accrued expenses and other current liabilities, and a $0.9 decrease in prepaid expenses and other current assets. The change in trade receivables was primarily due to the timing of net sales, and the increase in inventories was primarily due to increased production in response to customer demand. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to timing of payments.

Investing Activities

During the two fiscal quarters ended July 3, 2021, investing activities used $12.8 million of cash, primarily consisting of purchases of property and equipment for $13.0 million. The purchase of property and equipment was to expand capacity for inventory production in order to meet increasing customer demand.

During the fiscal quarter ended June 27, 2020, investing activities used $6.2 million of cash, consisting of purchases of property and equipment of $6.2 million.

Financing Activities

During the two fiscal quarters ended July 3, 2021, financing activities provided $17.9 million of cash, primarily consisting of proceeds from our IPO, net of underwriting discounts, commissions and offering costs of $399.3 million, proceeds from borrowings on the Amended Term Loan of $172.8 million and borrowings on the Revolving Credit Facility of $16.0 million, partially offset by the repurchase of treasury stock of $281.6 million, payments on long-term debt borrowings of $161.3 million, dividends to Class A unitholders of $110.0 million, and payments on Revolving Credit Facility borrowings of $16.0 million.

During the two fiscal quarters ended June 27, 2020, financing activities used $5.0 million of cash, consisting of payments on long-term debt borrowings of $4.4 million and repurchase and retirement of treasury stock of $0.6 million.

Contractual Obligations

Long-term indebtedness and interest on long-term indebtedness changed materially due to the Third Amendment dated January 25, 2021, which increased the outstanding principal balance of the Term Loan by $175.0 million. A portion of these proceeds were used to repurchase and retire treasury stock in the amount of $64.9 million on February 2, 2021. The Third Amendment did not change the Term Loan’s maturity date of June 18, 2025, at which time the remaining principal is due. The Third Amendment increased the fixed quarterly principal payments from $3.3 million under the Second Amendment to $5.8 million. Upon completion of the IPO we used $152.7 million of the net proceeds from the IPO to repay $152.7 million of the Amended Term Loan. During the fiscal quarter ended July 3, 2021, in accordance with the terms of the Amended Term Loan, we elected to change the terms of the prepayment schedule from an inverse application to a pro rata application and as a result we are required to repay the outstanding principal balance of the Amended Term Loan in fixed quarterly payments of $3.6 million, commencing June 30, 2021. Due to the revised principal payments under the Amended Term Loan, the required principal payments are $7.1 million in the next year, $28.5 million in the next one to three years, and $206.3 million in the next four to five years. At the new assumed interest rate of 7.73% as of January 25, 2021, the interest payments are $10.5 million in the next year, $38.9 million in the next one to three years, and $25.9 million in the next four to five years.

There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the quarter ended July 3, 2021 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Prospectus with the exception of long-term indebtedness. See “—Our Indebtedness.”

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Prospectus. These estimates are based on historical results, trends and other assumptions we believe to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates. For additional information about our critical accounting policies and estimates, see the disclosure included in our Prospectus as well as Note 2 - Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transaction. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate some of our transactions in foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. During the fiscal quarter ended July 3, 2021, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of July 3, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The total gross proceeds of the IPO were approximately $437.0 million and the total net proceeds of the IPO were approximately $399.3 million. Of the proceeds, approximately $30.6 million was used to pay underwriting discounts and commissions and $7.1 million was used to pay other offering costs. Of the remaining proceeds, $168.7 million was used to repay $168.7 million of our indebtedness under our Amended Term Loan and the Revolving Credit Facility and $216.7 million was used to purchase 12,264,438 shares of common stock from our principal stockholders and a current employee. The remaining $13.9 million of the proceeds will be used for general corporate purposes, including working capital.

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
2.1#

Merger Agreement by and between Latham Group, Inc. and Latham Investment Holdings, L.P., dated as of April 22, 2021 (incorporated by reference to Latham Group Inc.’s quarterly report on Form 10-Q filed with the Commission on June 3, 2021 (File No. 001-40358)).

3.1

Amended and Restated Certificate of Incorporation of Latham Group, Inc., dated as of April 22, 2021 (incorporated by reference to Latham Group Inc.’s quarterly report on Form 10-Q filed with the Commission on June 3, 2021 (File No. 001-40358)).

3.2

Amended and Restated Bylaws of Latham Group, Inc., dated as of April 22, 2021 (incorporated by reference to Latham Group Inc.’s quarterly report on Form 10-Q filed with the Commission on June 3, 2021 (File No. 001-40358)).

10.1*	Stockholders Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021
10.2*	Registration Rights Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021
10.3*	Form of Indemnification Agreement by and among the Latham Group, Inc. and each of its directors and executive officers
10.4 †*	Latham Pool Products, Inc. Management Incentive Bonus Plan
10.5 †*	Latham Group, Inc. 2021 Omnibus Equity Incentive Plan
10.6 †*	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Equity Incentive Plan
10.7 †*	Form of Restricted Stock Award Agreement under the 2021 Omnibus Equity Incentive Plan
10.8 †*	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan

31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*                        Filed herewith.

#                        Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K

†                        Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      August 5, 2021

LATHAM GROUP, INC.

/s/ James Mark Borseth
James Mark Borseth
Chief Financial Officer
(Principal Financial Officer)