Form 10-Q
period 2021-10-02
Latham Group, Inc.
filed 2021-11-10
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

As of November 8, 2021, 119,849,589 shares of the registrant’s common stock, $0.0001 par value were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	October 2,	December 31,
	2021	2020
Assets
Current assets:
Cash	$90,869	$59,310
Trade receivables, net	75,314	32,758
Inventories, net	80,705	64,818
Income tax receivable	6,129	4,377
Prepaid expenses and other current assets	10,676	6,063
Total current assets	263,693	167,326
Property and equipment, net	58,767	47,357
Equity method investment	21,997	25,384
Deferred tax assets	793	345
Deferred offering costs	—	1,041
Goodwill	115,158	115,750
Intangible assets, net	271,831	289,473
Other assets	1,506	—
Total assets	$733,745	$646,676
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,921	$29,789
Accounts payable – related party	1,050	500
Current maturities of long-term debt	14,234	13,042
Accrued expenses and other current liabilities	59,454	50,606
Total current liabilities	114,659	93,937
Long-term debt, net of discount and current portion	219,967	208,454
Deferred income tax liabilities, net	55,949	55,193
Liability for uncertain tax positions	5,649	5,540
Other long-term liabilities	2,026	1,943
Total liabilities	398,250	365,067
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and no shares authorized as of October 2, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of both October 2, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 900,000,000 and 500,000,000 shares authorized as of October 2, 2021 and December 31, 2020, respectively; 119,849,589 and 118,854,249 shares issued and outstanding as of October 2, 2021 and December 31, 2020, respectively	12	12
Additional paid-in capital	377,649	265,478
(Accumulated deficit) retained earnings	(42,596)	13,765
Accumulated other comprehensive income	430	2,354
Total stockholders’ equity	335,495	281,609
Total liabilities and stockholders’ equity	$733,745	$646,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$161,957	$127,512	$491,592	$291,468
Cost of sales	110,965	77,204	329,805	186,699
Gross profit	50,992	50,308	161,787	104,769
Selling, general and administrative expense	48,072	20,096	170,532	50,888
Amortization	5,486	4,047	16,560	12,173
(Loss) income from operations	(2,566)	26,165	(25,305)	41,708
Other expense (income):
Interest expense	4,271	3,992	20,843	13,633
Other (income) expense, net	(2,538)	(1,378)	(3,887)	1,121
Total other expense, net	1,733	2,614	16,956	14,754
Earnings from equity method investment	810	—	1,808	—
(Loss) income before income taxes	(3,489)	23,551	(40,453)	26,954
Income tax expense	7,807	5,811	15,908	8,251
Net (loss) income	$(11,296)	$17,740	$(56,361)	$18,703
Net (loss) income per share attributable to common stockholders:
Basic	$(0.10)	$0.18	$(0.51)	$0.19
Diluted	$(0.10)	$0.18	$(0.51)	$0.19
Weighted-average common shares outstanding – basic and diluted
Basic	112,153,832	97,393,002	110,121,240	96,665,708
Diluted	112,153,832	98,011,795	110,121,240	97,122,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net (loss) income	$(11,296)	$17,740	$(56,361)	$18,703
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(887)	47	(1,924)	404
Comprehensive (loss) income	$(12,183)	$17,787	$(58,285)	$19,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at December 31, 2019	96,498,943	$10	$196,474	$(2,218)	$(471)	$193,795
Net loss	—	—	—	(15,451)	—	(15,451)
Foreign currency translation adjustments	—	—	—	—	(1,938)	(1,938)
Repurchase and retirement of treasury stock	(200,173)	—	(400)			(400)
Stock-based compensation expense	—	—	224	—	—	224
Balances at March 28, 2020	96,298,770	10	196,298	(17,669)	(2,409)	176,230

Net income	—	—	—	16,414	—	16,414
Foreign currency translation adjustments	—	—	—	—	2,295	2,295
Repurchase and retirement of treasury stock	(75,065)	—	(176)	—	—	(176)
Stock-based compensation expense	—	—	240	—	—	240
Balances at June 27, 2020	96,223,705	10	196,362	(1,255)	(114)	195,003

Net income	—	—	—	17,740	—	17,740
Foreign currency translation adjustments	—	—	—	—	47	47
Issuance of common stock	963,891	—	2,823	—	—	2,823
Stock-based compensation expense	—	—	978	—	—	978
Balances at September 26, 2020	97,187,596	$10	$200,163	$16,485	$(67)	$216,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at December 31, 2020	118,854,249	$12	$265,478	$13,765	$2,354	$281,609
Net income	—	—	—	8,533	—	8,533
Foreign currency translation adjustments	—	—	—	—	(1,201)	(1,201)
Dividend ($1.00 per share)	—	—	(110,033)	—	—	(110,033)
Repurchase and retirement of treasury stock	(21,666,653)	(2)	(64,936)			(64,938)
Stock-based compensation expense	—	—	1,464	—	—	1,464
Balances at April 3, 2021	97,187,596	10	91,973	22,298	1,153	115,434

Net loss	—	—	—	(53,598)	—	(53,598)
Foreign currency translation adjustments	—	—	—	—	164	164
Net proceeds from initial public offering	23,000,000	2	399,262	—	—	399,264
Repurchase and retirement of treasury stock	(12,264,438)	(1)	(216,699)	—	—	(216,700)
Issuance of restricted stock in connection with the Reorganization	8,340,126	1	(1)	—	—	—
Issuance of common stock upon conversion of Class B units	4,145,987	—	—	—	—	—
Stock-based compensation expense	—	—	75,511	—	—	75,511
Balances at July 3, 2021	120,409,271	12	350,046	(31,300)	1,317	320,075

Net loss	—	—	—	(11,296)	—	(11,296)
Foreign currency translation adjustments	—	—	—	—	(887)	(887)
Retirement of restricted stock	(559,682)	—	—	—	—	—
Stock-based compensation expense	—	—	27,603	—	—	27,603
Balances at October 2, 2021	119,849,589	$12	$377,649	$(42,596)	$430	$335,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Fiscal Quarters Ended
	October 2,	September 26,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(56,361)	$18,703
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,689	17,461
Amortization of deferred financing costs and debt discount	5,907	1,867
Stock-based compensation expense	104,578	1,442
Other non-cash	1,349	825
Gain on sale of equity method investment	(3,856)	—
Earnings from equity method investment	(1,808)	—
Distributions received from equity method investment	1,808	—
Changes in operating assets and liabilities:
Trade receivables	(43,134)	(18,732)
Inventories	(16,128)	(2,202)
Prepaid expenses and other current assets	(4,774)	279
Income tax receivable	(1,752)	(1,287)
Other assets	(465)	—
Accounts payable	10,550	16,192
Accrued expenses and other current liabilities	9,740	20,449
Other long-term liabilities	83	59
Net cash provided by operating activities	29,426	55,056
Cash flows from investing activities:
Purchases of property and equipment	(19,242)	(9,677)
Proceeds from the sale of property and equipment	33	560
Return of equity method investment	447	—
Proceeds from the sale of equity method investment	6,796	—
Net cash used in investing activities	(11,966)	(9,117)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	172,813	—
Payments on long-term debt borrowings	(164,833)	(20,925)
Proceeds from borrowings on revolving credit facility	16,000	5,000
Payments on revolving credit facility	(16,000)	(5,000)
Deferred financing fees paid	(1,250)	—
Dividend to Class A unitholders	(110,033)	—
Proceeds from the issuance of common stock	—	615
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	399,264	—
Repurchase and retirement of treasury stock	(281,638)	(576)
Payments of Narellan Group Pty Limited contingent consideration	—	(6,624)
Net cash provided by (used in) financing activities	14,323	(27,510)
Effect of exchange rate changes on cash	(224)	769
Net increase (decrease) in cash	31,559	19,198
Cash at beginning of period	59,310	56,655
Cash at end of period	$90,869	$75,853
Supplemental cash flow information:
Cash paid for interest	$14,208	$12,693
Income taxes paid, net	$15,213	$9,100
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$226	$635
Capitalized internal-use software included in accounts payable – related party	$1,050	$—
Fair value of equity issued by Parent to settle contingent consideration in connection with the acquisition of Narellan Group Pty Limited	$—	$2,208

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

On December 18, 2018, Latham Investment Holdings, LP (“Parent”), an investment fund managed by affiliates of Pamplona Capital Management (the “Sponsor”), Wynnchurch Capital, L.P. and management acquired all of the outstanding equity interests of Latham Topco., Inc., a newly incorporated entity in the State of Delaware. Latham Topco, Inc. changed its name to Latham Group, Inc. on March 3, 2021.

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

In connection with the Reorganization, Class A units of the Parent (the “Class A units”) were converted into shares of the Company’s common stock, and Class B units of the Parent (the “Class B units”) were converted into an economically equivalent number of restricted and unrestricted shares of the Company’s common stock on a pro rata basis. The Reorganization was accounted for as an equity reorganization between entities under common control. As the Class A units were akin to common shares as all holders held economic interest of the Parent and were entitled to distributions on a pro rata basis to their ownership, the conversion of Class A units to common shares as part of the Reorganization was considered to be equivalent to a stock split , which requires retrospective treatment for accounting purposes. Accordingly, all share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively restated, where applicable, to give effect to the conversion ratio applied in connection with the Reorganization.

Class B units were historically accounted for as compensatory arrangements in accordance with ASC 718 “Compensation – Stock Compensation”, akin to stock appreciation rights, that, when vested, would share on the economic appreciation of the equity value of Parent over the agreed hurdles. As a result of the Reorganization, the Company determined that only vested Class B units are considered outstanding for accounting purposes. A portion of the Class B units vest based on continued employment by the holder, or time-vesting units, and the remaining Class B units vest upon defined performance and market conditions, or performance-vesting units. Therefore, the Company has considered any unvested restricted shares as contingently issuable shares until they vest. The conversion of time-vesting Class B units to restricted shares is retrospectively included in the weighted-average common shares outstanding for diluted net income (loss) per share using the treasury stock method for each period in which the individual unit holder’s threshold was met at the reporting date and therefore the individual unit holder would have participated in a hypothetical distribution to the Parent unit holders. The conversion of performance-vesting Class B units to restricted shares is not included in the shares outstanding for diluted net income (loss) per share for any period prior to the Reorganization and IPO as the performance vesting thresholds were not satisfied and the performance units were not considered probable to vest historically.

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of October 2, 2021 and for the fiscal quarters and three fiscal quarters ended October 2, 2021 and September 26, 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Registration Statement on Form S-1, as amended, File No. 333-254930 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of October 2, 2021 and results of operations for the fiscal quarters and three fiscal quarters ended October 2, 2021 and September 26, 2020 and cash flows for the three fiscal quarters ended October 2, 2021 and September 26, 2020 have been made. The Company’s results of operations for the fiscal quarter and three fiscal quarters ended October 2, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Stock-based Compensation

Stock-based compensation is measured and recognized based on the grant date fair value of the awards. The Class B units of the Parent were granted to employees in the form of Profits Interest Units (“PIUs”). The Company determined the grant date fair value of PIUs using the Black-Scholes option pricing model. As part of the Reorganization, the vested and unvested PIUs of the Parent, were converted on a pro rata basis into equivalent restricted stock units and restricted stock awards of the Company’s underlying common stock. The fair value of the awards is expensed using a graded vesting method over the requisite service period in which employees earn the awards. The Company accounts for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

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

The Company records its proportionate share of earnings or losses of Premier Holdco, LLC (“Premier Pools & Spas”) within earnings from equity method investment in the condensed consolidated statements of operations on a three-month lag. The Company recorded its interest in the net earnings of Premier Pools & Spas of $0.8 million and $1.8 million, respectively, for the fiscal quarter and three fiscal quarters ended October 2, 2021, which included a $0.1 million and $0.2 million adjustment for the amortization of basis differences, within earnings from equity method investment in the condensed consolidated statements of operations during the fiscal quarter and three fiscal quarters ended October 2, 2021. As the Company initially invested in Premier Pools & Spas on October 30, 2020, there was no earnings from equity method investment recorded during the fiscal quarter and the three fiscal quarters ended September 26, 2020. The Company received distributions of $1.1 million and $2.2 million during the fiscal quarter and three fiscal quarters ended October 2, 2021, respectively.

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

The Company allocated a portion of the purchase price to specific intangible asset categories as follows:

	Fair Value	Amortization Period
Definite-lived intangible assets:	(in thousands)	(in years)
Trade names	$9,500	9
Dealer relationships	37,200	8
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

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
(in thousands)	September 26, 2020	September 26, 2020
Net sales	$152,508	$345,200
Net loss	$22,598	$21,952

The pro forma financial information presented above has been calculated after adjusting for the results of the GLI Acquisition for the fiscal quarter and the three fiscal quarters ended September 26, 2020 to reflect the accounting effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the depreciation and amortization expense from acquired property and equipment, the additional cost of sales from acquired inventory, interest expense from debt financing, and any related tax effects.

4. EQUITY METHOD INVESTMENT

On October 30, 2020, the Company entered into a securities purchase agreement to purchase 28% of the common units of Premier Pools & Spas for $25.4 million. On August 6, 2021, the Company entered into a securities purchase agreement, together with Premier Holdco LLC, Premier Pools Management Corp. Holdco, Premier Franchise Management Holdco, PFC Holdco, and PPSF, LLC, pursuant to which Premier Group Holdings Inc., an affiliate of Wynnchurch Capital, L.P., acquired 29.8% of the common units of Premier Pools & Spas in aggregate from all sellers, including the Company. Sellers who were not related parties of Wynnchurch Capital, L.P. or the Company determined the purchase price per common unit paid by Premier Group Holdings Inc., indicating the amount paid for the common units of Premier Pools & Spas reflects the price that would be paid in an arm's-length transaction. As a result of the transaction, the Company received cash proceeds of $6.8 million and recorded a gain on the sale of equity method investment of $3.9 million, which was recorded within other (income) expense, net on the condensed consolidated statements of operations during the fiscal quarter ended October 2, 2021.

The Company’s post-sale ownership interest in Premier Pools & Spas is 20.1%. The Company concluded, both before and after the sale of common units on August 6, 2021, that it holds common stock of Premier Pools & Spas and has the ability to exercise significant influence over Premier Pools & Spas but does not have a controlling financial interest. Accordingly, the Company accounts for this investment using the equity method of accounting. The Company’s proportionate share of the earnings or losses of the investee are reported as a separate line in the condensed consolidated statements of operations.

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

As of October 2, 2021, the Company’s carrying amount for the equity method investment in Premier Pools & Spas was $22.0 million. During the three fiscal quarters ended October 2, 2021, Premier Pools & Spas paid the Company dividends of $2.2 million that are presented on the condensed consolidated statement of cash flows as distribution received from equity method investment of $1.8 million and return of equity method investment of $0.4 million, respectively. The Company has elected a three-month financial reporting lag. The Company recorded its interest in net earnings of Premier Pools & Spas of $0.8 million and $1.8 million for the fiscal quarter and three fiscal quarters ended October 2, 2021, along with a basis difference adjustment of $0.1 million and $0.2 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the three fiscal quarters ended October 2, 2021 or September 26, 2020.

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

The fair value of the Company’s Contingent Consideration was measured and recorded on the condensed consolidated balance sheets using Level 3 inputs because it was valued based on unobservable inputs and other estimation techniques due to the absence of quoted market prices. The Company valued the Contingent Consideration using a Monte Carlo simulation, which relied on management’s projections of EBITDA and the estimated probability of achieving such targets.

Estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment, and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimate of fair value.

Pension Plan

The fair value of the benefit plan assets related to the Company’s pension plan was historically measured and recorded on the condensed consolidated balance sheets using Level 2 inputs. During the fiscal quarter ended September 26, 2020, the Company terminated its defined benefit pension plan.

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

Term loan

The term loan is carried at amortized cost; however, the Company estimates the fair value of the term loan for disclosure purposes. The fair value of the term loan is determined using inputs based on observable market data of a non-public exchange using, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loan (in thousands):

	October 2, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term loan	$234,201	$235,372	$221,496	$221,081

Interest rate swap

The Company estimates the fair value of the interest rate swap (see Note 8) on a quarterly basis using Level 2 inputs, including the forward LIBOR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward LIBOR curve. As of October 2, 2021 and December 31, 2020, the Company’s interest rate swap liability was $0.6 million and $0.3 million, respectively, which was recorded within other long-term liabilities on the condensed consolidated balance sheets.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of October 2, 2021 and as of December 31, 2020 was $115.2 million and $115.8 million, respectively. The change in the carrying value during the three fiscal quarters ended October 2, 2021 was solely due to fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of October 2, 2021 consisted of the following (in thousands):

	October 2, 2021
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$135,100	$476	$14,839	$120,737
Patented technology	16,126	70	4,772	11,424
Pool designs	5,728	286	956	5,058
Franchise relationships	1,187	59	694	552
Dealer relationships	160,376	23	27,434	132,965
Non-competition agreements	2,476	—	1,381	1,095
	$320,993	$914	$50,076	$271,831

The Company recognized $5.5 million and $16.6 million of amortization expense related to intangible assets during the fiscal quarter and the three fiscal quarters ended October 2, 2021, respectively.

Intangible assets, net as of December 31, 2020 consisted of the following (in thousands):

	December 31, 2020
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$135,100	$1,047	$10,258	$125,889
Patented technology	16,126	155	3,452	12,829
Pool designs	5,728	629	648	5,709
Franchise relationships	1,187	130	470	847
Dealer relationships	160,376	52	17,697	142,731
Non-competition agreements	2,476	—	1,008	1,468
	$320,993	$2,013	$33,533	$289,473

The Company recognized $4.0 million and $12.2 million of amortization expense related to intangible assets during the fiscal quarter and the three fiscal quarters ended September 26, 2020, respectively.

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Year Ended	Amortization Expense
Remainder of fiscal 2021	$5,415
2022	21,959
2023	21,768
2024	20,948
2025	20,791
Thereafter	180,950
$271,831

7. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
Raw materials	$57,165	$37,010
Finished goods	23,540	27,808
	$80,705	$64,818

8. LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	October 2, 2021	December 31, 2020
Term loan	$238,314	$228,147
Less: Unamortized discount and debt issuance costs	(4,113)	(6,651)
Total debt	234,201	221,496
Less: Current portion of long-term debt	(14,234)	(13,042)
Total long-term debt	$219,967	$208,454

Revolving Credit Facility

On December 18, 2018, the Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”) that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Revolving Credit Facility”), as well as a term loan (as described below). The Revolving Credit Facility is available to finance ongoing general corporate and working capital needs with the Revolver of up to $30.0 million. The Revolving Credit Facility matures on December 18, 2023. On April 27, 2021, upon completion of the IPO, the Company used $16.0 million of the net proceeds from the IPO to repay $16.0 million then outstanding on the Revolver.

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

The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates and make prepayments. As of October 2, 2021 and December 31, 2020, the Company was in compliance with all financial-related covenants related to the Credit Agreement. There were no amounts outstanding as of both October 2, 2021 and December 31, 2020, on the Revolving Credit Facility or Letters of Credit.

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

The Term Loan bears interest at (1) a base rate equal to the highest of (i) the Federal Funds Rate plus 1∕2 of 1%, (ii) the “prime rate” published in the Money Rates section of the Wall Street Journal and (iii) LIBOR (2) plus a Loan Margin of (i) 6.00% for Eurocurrency Rate Loans and (ii) 5.00% for Base Rate Loans, as defined in the Credit Agreement. Principal payments under the First Amendment were calculated as 0.629% of the outstanding principal balance. Outstanding borrowings as of October 2, 2021 and December 31, 2020 were $234.2 million and $221.5 million, respectively, net of discount and debt issuance costs of $4.1 million and $6.7 million, respectively. In connection with the Term Loan, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements.

As of October 2, 2021, the unamortized debt issuance costs and discount on the Term Loan were $2.9 million and $1.2 million, respectively. As of December 31, 2020, the unamortized debt issuance costs and discount on the Term Loan were $6.3 million and $0.4 million, respectively. The effective interest rate was 7.24% at October 2, 2021.

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

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Year Ended	Term Loan Facility
Remainder of fiscal 2021	$3,558
2022	14,234
2023	14,234
2024	14,234
2025	192,054
$238,314

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

9. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Three Fiscal Quarters Ended
	October 2, 2021	September 26, 2020
Balance at the beginning of the year	$2,882	$2,846
Accruals for warranties issued	4,369	2,270
Less: Settlements made (in cash or in kind)	(3,825)	(2,501)
Balance at the end of the year	$3,426	$2,615

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
In-ground Swimming Pools	$84,060	$78,094	$285,704	$169,681
Covers	44,125	25,695	94,354	53,528
Liners	33,772	23,723	111,534	68,259
	$161,957	$127,512	$491,592	$291,468

11. INCOME TAXES

The effective income tax rate for the fiscal quarter and three fiscal quarters ended October 2, 2021 was (223.8)% and (39.3)%, respectively, compared to 24.7% and 30.6% for the fiscal quarter and three fiscal quarters ended September 26, 2020, respectively. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter and three fiscal quarters ended October 2, 2021 was primarily attributable to the discrete impact of stock compensation expense pursuant to the Reorganization. The results for the quarter include pre-tax stock compensation expense of $25.4 million and $98.9 million for fiscal quarters and three fiscal quarters ended October 2, 2021 related to the Reorganization for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter and three fiscal quarters ended September 26, 2020 was impacted by a variety of factors, primarily stemming from impact of state taxes. The pre-tax income for three fiscal quarters ended September 26, 2020 included losses in tax jurisdictions for which the company did not record a tax benefit, which increased the effective income tax rate for the fiscal quarter ended September 26, 2020.

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

As of October 2, 2021 and December 31, 2020, 112,153,832 and 118,854,249 shares of common stock are issued and outstanding for accounting purposes, respectively.

13. PROFITS INTEREST UNITS

Prior to the Reorganization, the Company’s Parent granted PIUs in the form of Class B units of the Parent to certain key employees and directors for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. The following table summarizes the activity for all PIUs during the three fiscal quarters ended October 2, 2021 and the year ended December 31, 2020:

		Weighted-Average
		Grant-Date
	Number of PIUs	Fair Value
Balance at January 1, 2020	21,734,170	$0.60
Granted	7,843,107	0.35
Forfeited	(2,152,315)	0.43
Balance at December 31, 2020	27,424,962
Granted	—
Forfeited	(1,266,068)	0.34
Balance at April 21, 2021	26,158,894
Converted at IPO in connection with the Reorganization	(26,158,894)	$0.43
Balance at October 2, 2021	—

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

Stock-based compensation expense for the fiscal quarters and three fiscal quarters ended October 2, 2021 was $27.6 million and $104.6 million, respectively. Stock-based compensation expense for the fiscal quarters and three fiscal quarters ended September 26, 2020 was and $1.0 million and $1.4 million, respectively. Stock-based compensation expense of $1.9 million and $25.7 was recorded in cost of sales and selling, general and administrative expense, respectively, for the fiscal quarter ended October 2, 2021. Stock-based compensation expense of $6.8 million and $97.8 was recorded in cost of sales and selling, general and administrative expense, respectively, for the three fiscal quarters ended October 2, 2021. Stock-based compensation expense for the fiscal quarters and three fiscal quarters ended September 26, 2020 was recorded in selling, general and administrative expense on the condensed consolidated statements of operations. Of the $104.6 million of stock-based compensation expense recorded during the three fiscal quarters ended October 2, 2021, $0.5 million was due to the accelerated vesting of restricted stock and $49.0 million was due to the modification as a result of the Reorganization. Refer to Note 12 above for detail regarding the Company’s equity-based awards issued in the form of PIUs prior to the Reorganization and IPO. As of October 2, 2021, total unrecognized stock-based compensation expense related to all unvested stock-based awards of $106.2 million, which is expected to be recognized over a weighted-average period of 1.49 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of option awards granted:

Three Fiscal Quarters Ended
October 2, 2021
Risk-free interest rate	0.63%
Expected volatility	38.16%
Expected term (in years)	6.25
Expected dividend yield	0.00%

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the three fiscal quarters ended October 2, 2021:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	8,340,126	19.00
Vested	(84,687)	—
Forfeited	(559,682)	19.00
Outstanding at October 2, 2021	7,695,757	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the three fiscal quarters ended October 2, 2021:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	341,301	19.00
Vested	—	—
Forfeited	(16,767)	19.00
Outstanding at October 2, 2021	324,534	$19.00

Stock Options

The following table represents the Company’s stock option activity during the three fiscal quarters ended October 2, 2021:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding on January 1, 2021	—	$—	—	$—
Granted	886,862	19.00
Exercised	—
Forfeited	(81,092)
Outstanding at October 2, 2021	805,770	$19.00	9.55	$—
Vested and expected to vest at October 2, 2021	805,770	$19.00	9.55	$—
Options exercisable at October 2, 2021	—	—	—	—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value of stock options granted during the three fiscal quarters ended October 2, 2021 was $7.20 per share.

15. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net (loss) income attributable to common stockholders	$(11,296)	$17,740	$(56,361)	$18,703
Denominator:
Weighted-average common shares outstanding
Basic	112,153,832	97,393,002	110,121,240	96,665,708
Diluted	112,153,832	98,011,795	110,121,240	97,122,885
Net (loss) income per share attributable to common stockholders:
Basic	$(0.10)	$0.18	$(0.51)	$0.19
Diluted	$(0.10)	$0.18	$(0.51)	$0.19

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Restricted stock awards	2,952,422	47,690	6,813,166	47,446
Restricted stock units	146,398	—	84,866	—
Stock options	—	—	4,235	—

16. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. During the three fiscal quarters ended October 2, 2021 and the year ended December 31, 2020, the Company incurred $1.9 million and $0.5 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of October 2, 2021. As of October 2, 2021 and December 31, 2020, the Company had accounts payable - related party to BrightAI of $1.1 million and $0.5 million, respectively. There were no services rendered by BrightAI during the three fiscal quarters ended September 26, 2020.

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

The Company entered into a Stockholders’ Agreement with the Sponsor and Wynnchurch Capital, L.P. on April 27, 2021. The Stockholders’ Agreement requires the Company to reimburse the Sponsor and Wynnchurch Capital, L.P. the reasonable out-of-pocket costs and expenses in connection with monitoring and overseeing their investment in the Company.

There were no management fees incurred by the Company during the three fiscal quarters ended October 2, 2021 and September 26, 2020. The Company reimbursed less than $0.1 million of out-of-pocket costs and expenses to the Sponsor and Wynnchurch Capital, L.P. during both the three fiscal quarters ended October 2, 2021 and September 26, 2020. As of October 2, 2021, there were no outstanding amounts payable to the Sponsor and Wynnchurch Capital, L.P. As of September 26, 2020, there was less than $0.1 million outstanding amounts payable to the Sponsor and Wynnchurch Capital, L.P.

Operating Lease

In May 2019, in connection with the Narellan Acquisition, the Company assumed an operating lease for the manufacture, sale and storage of swimming pools and associated equipment with Acquigen Pty Ltd, which is owned by an employee who is also a shareholder of the Company. The lease expires in June 2028. As of October 2, 2021 and December 31, 2020, future minimum lease payments related to this lease totaled $3.6 million and $4.2 million, respectively. The Company recognized $0.1 million of rent expense related to this lease during each of the fiscal quarters ended October 2, 2021 and September 26, 2020, as well as $0.4 million and $0.3 million of rent expense during the three fiscal quarters ended October 2, 2021 and September 26, 2020, which is recognized within selling, general and administrative expense on the condensed consolidated statements of operations.

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

Geographic Information

Net sales by geography is based on the delivery address of the customer as specified in purchase order. Net sales by geographic area was as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales
United States	$123,477	$102,663	$385,259	$234,439
Canada	28,103	16,785	76,619	38,197
Australia	6,330	5,439	18,581	13,187
New Zealand	1,749	941	5,277	2,357
Other	2,298	1,684	5,856	3,288
Total	$161,957	$127,512	$491,592	$291,468

Our long-lived assets by geographic area, which consist of property and equipment, net assets were as follows (in thousands):

	October 2,	December 31,
	2021	2020
Long-lived assets
United States	$48,158	$37,680
Canada	4,358	3,050
Australia	4,394	4,979
New Zealand	1,857	1,648
Total	$58,767	$47,357

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

We conduct our business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers.

Recent Developments

Highlights for the fiscal quarter ended October 2, 2021

●	Increase in net sales of 27.0%, or $34.5 million, to $162.0 million for the fiscal quarter ended October 2, 2021, compared to $127.5 million for the fiscal quarter ended September 26, 2020.
●	Increase in net loss of $29.0 million, to $11.3 million for the fiscal quarter ended October 2, 2021, compared to a net income of $17.7 million for the fiscal quarter ended September 26, 2020, representing a (7.0)% net loss margin for the fiscal quarter ended October 2, 2021.
●	Increase in Adjusted EBITDA (as defined below) of $0.9 million, to $36.1 million for the fiscal quarter ended October 2, 2021, compared to $35.2 million for the fiscal quarter ended September 26, 2020.

Highlights for the three fiscal quarters ended October 2, 2021

●	Increase in net sales of 68.7%, or $200.1 million, to $491.6 million for the three fiscal quarters ended October 2, 2021, compared to $291.5 million for the three fiscal quarters ended September 26, 2020.
●	Increase in net loss of $75.1 million, to $56.4 million for the three fiscal quarters ended October 2, 2021, compared to a net income of $18.7 million for the three fiscal quarters ended September 26, 2020, representing an (11.5)% net loss margin for the three fiscal quarters ended September 26, 2020.
●	Increase in Adjusted EBITDA (as defined below) of $46.1 million, to $112.5 million for the three fiscal quarters ended October 2, 2021, compared to $66.4 million for the three fiscal quarters ended September 26, 2020.

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

Results of Operations

Fiscal Quarter Ended October 2, 2021 Compared to Fiscal Quarter Ended September 26, 2020

The following table summarizes our results of operations for the fiscal quarters ended October 2, 2021 and September 26, 2020:

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change %
	October 2, 2021	Sales	September 26, 2020	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$161,957	100.0%	$127,512	100.0%	$34,445	0%
Cost of sales	110,965	68.5%	77,204	60.5%	33,761	8.0%
Gross profit	50,992	31.5%	50,308	39.5%	684	(8.0)%

Selling, general and administrative expense	48,072	29.7%	20,096	15.8%	27,976	13.9%
Amortization	5,486	3.4%	4,047	3.2%	1,439	0.2%
(Loss) income from operations	(2,566)	(1.6)%	26,165	20.5%	(28,731)	(22.1)%
Other expense (income):
Interest expense	4,271	2.6%	3,992	3.1%	279	(0.5)%
Other (income) expense, net	(2,538)	(1.5)%	(1,378)	(1.1)%	(1,160)	(0.4)%
Total other expense, net	1,733	1.1%	2,614	2.0%	(881)	(0.9)%
Earnings from equity method investment	810	0.5%	—	0.0%	810	0.5%
(Loss) income before income taxes	(3,489)	(2.2)%	23,551	18.5%	(27,040)	(20.7)%
Income tax expense	7,807	4.8%	5,811	4.6%	1,996	0.2%
Net (loss) income	$(11,296)	(7.0)%	$17,740	13.9%	$(29,036)	(20.9)%
Adjusted EBITDA(a)	$36,107	22.3%	$35,151	27.6%	$956	(5.3)%
(a)Adjusted EBITDA is a non-GAAP measure. See “—Non-GAAP Measures” for a reconciliation to net (loss) income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales was $162.0 million for the fiscal quarter ended October 2, 2021, compared to $127.5 million for the fiscal quarter ended September 26, 2020. The $34.5 million, or 27.0%, increase in net sales was due to a $19.0 million increase from volume and a $15.5 million increase from pricing. The $19.0 million volume increase includes $26.1 million due to having three months of GLI International, LLC’s (“GLI”) net sales in our net sales in the fiscal quarter ended October 2, 2021, partially offset by decreased volume in our in-ground swimming pool category because of substantially constrained raw material supplies used in fiberglass pool construction. The increase in total net sales of $34.5 million across our product lines was $6.0 million for in-ground swimming pools, $10.1 million for liners and $18.4 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $111.0 million for the fiscal quarter ended October 2, 2021, compared to $77.2 million for the fiscal quarter ended September 26, 2020. Gross margin decreased by 8.0% to 31.5% of net sales for the fiscal quarter ended October 2, 2021 compared to 39.5% of net sales for the fiscal quarter ended September 26, 2020. The $33.8 million, or 43.7% increase in cost of sales was primarily due to an increase in net sales, cost inflation associated with the fiberglass pools raw material shortages and the operational inefficiencies that accompanied them and non-cash stock-based compensation expense of $1.9 million. The 8.0% decrease in gross margin was driven by an adverse sales mix away from our in-ground pool sales, particularly in fiberglass pools; a strategic decision that opened a timing difference between our price increases and the cost inflation described above.

Selling, General and Administrative Expense

Selling, general and administrative expense was $48.1 million for the fiscal quarter ended October 2, 2021, compared to $20.1 million for the fiscal quarter ended September 26, 2020, and increased as a percentage of net sales by 13.9%. The $28.0 million, or 139.2% increase in selling, general and administrative expense was primarily due to a $24.7 million increase in stock-based compensation expense, a $1.4 million increase in expense related to the acquisition of GLI, an increase in wages from an increase in headcount, particularly for customer-facing activities to support future busines growth, and ongoing public company costs.

Amortization

Amortization was $5.5 million for the fiscal quarter ended October 2, 2021, compared to $4.0 million for the fiscal quarter ended September 26, 2020. The $1.5 million, or 35.6% increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of GLI in October 2020.

Interest Expense

Interest expense was $4.3 million for the fiscal quarter ended October 2, 2021, compared to $4.0 million for the fiscal quarter ended September 26, 2020. The $0.3 million, or 7.0% increase in interest expense was primarily due to an increase in the outstanding balance of long-term debt from entering into an amendment to the Term Loan (as defined below).

Other (Income) Expense, Net

Other (income) expense, net was ($2.5) million for the fiscal quarter ended October 2, 2021, compared to ($1.4) million for the fiscal quarter ended September 26, 2020. The $1.1 million increase in other (income) expense, net was primarily due to a $3.9 million gain related to the partial sale of our equity method investment, partially offset by a $2.5 million unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from equity method investment of Premier Pools & Spa was $0.8 million for the fiscal quarter ended October 2, 2021, compared to no equity in net earnings of Premier Pools & Spa for the fiscal quarter ended September 26, 2020 as the equity method investment was made in October 2020.

Income Tax Expense

Income tax expense was $7.8 million for the fiscal quarter ended October 2, 2021, compared to $5.8 million for the fiscal quarter ended September 26, 2020. Our effective tax rate was (223.8)% for the fiscal quarter ended October 2, 2021, compared to 24.7% for the fiscal quarter ended September 26, 2020. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended October 2, 2021 was primarily attributable to the impact of stock compensation expense related to the Reorganization. The results for the fiscal quarter ended October 2, 2021 include pre-tax stock compensation expense of $25.4 million related to the Reorganization for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended September 26, 2020 was impacted by a variety of factors, primarily stemming from impact of state taxes.

Net (Loss) Income

Net (loss) income was ($11.3) million for the fiscal quarter ended October 2, 2021, compared to $17.7 million of net income for the fiscal quarter ended September 26, 2020. The $29.0 million, or 163.7% increase in net loss was primarily due to the factors described above.

Net (Loss) Income Margin

Net loss margin was (7.0)% for the fiscal quarter ended October 2, 2021, compared to net income margin of 13.9% for the fiscal quarter ended September 26, 2020. The (20.9)% increase in net (loss) income margin was due to a $29.0 million increase in net loss and an $34.5 million increase in net sales, due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $36.1 million for the fiscal quarter ended October 2, 2021, compared to $35.2 million for the fiscal quarter ended September 26, 2020. The $0.9 million, or 2.7%, increase in Adjusted EBITDA was primarily due to the increase in net sales, partially offset by cost inflation and constrained raw material supply that has resulted in intermittent manufacturing inefficiencies.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 22.3% for the fiscal quarter ended October 2, 2021, compared to 27.6% for the fiscal quarter ended September 26, 2020. The (5.3)% decrease in Adjusted EBITDA margin was primarily due to a $0.9 million increase in Adjusted EBITDA and a $34.5 million increase in net sales.

Three Fiscal Quarters Ended October 2, 2021 Compared to Three Fiscal Quarters Ended September 26, 2020

The following table summarizes our results of operations for the three fiscal quarters ended October 2, 2021 and September 26, 2020:

	Three Fiscal Quarters Ended
		% of Net		% of Net	Change	Change %
	October 2, 2021	Sales	September 26, 2020	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$491,592	100.0%	$291,468	100.0%	$200,124	0.0%
Cost of sales	329,805	67.1%	186,699	64.1%	143,106	3.0%
Gross profit	161,787	32.9%	104,769	35.9%	57,018	(3.0)%

Selling, general and administrative expense	170,532	34.7%	50,888	17.5%	119,644	17.2%
Amortization	16,560	3.3%	12,173	4.1%	4,387	(0.8)%
(Loss) income from operations	(25,305)	(5.1)%	41,708	14.3%	(67,013)	(19.4)%
Other expense (income):
Interest expense	20,843	4.2%	13,633	4.7%	7,210	(0.5)%
Other (income) expense, net	(3,887)	(0.7)%	1,121	0.4%	(5,008)	(1.1)%
Total other expense, net	16,956	3.5%	14,754	5.1%	2,202	(1.6)%
Earnings from equity method investment	1,808	0.4%	—	0.0%	1,808	0.4%
(Loss) income before income taxes	(40,453)	(8.2)%	26,954	9.2%	(67,407)	(17.4)%
Income tax expense	15,908	3.3%	8,251	2.8%	7,657	0.5%
Net (loss) income	$(56,361)	(11.5)%	$18,703	6.4%	$(75,064)	(17.9)%
Adjusted EBITDA(a)	$112,475	22.9%	$66,361	22.8%	$46,114	0.1%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to net (loss) income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales was $491.6 million for the three fiscal quarters ended October 2, 2021, compared to $291.5 million for the three fiscal quarters ended September 26, 2020. The $200.1 million, or 68.7%, increase in net sales was due to a $162.7 million increase from volume and a $37.4 million increase from pricing. The $162.7 million volume increase spanned our product lines and was primarily attributable to strong market demand, homeowner preferences for Latham’s products, expanded strategic partnerships within our network of dealers, and includes $60.2 million due to having nine months of GLI’s net sales in our net sales in the three fiscal quarters ended October 2, 2021. The increase in total net sales of $200.1 million across our product lines was $116.0 million for in-ground swimming pools, $43.2 million for liners and $40.9 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $329.8 million for the three fiscal quarters ended October 2, 2021, compared to $186.7 million for the three fiscal quarters ended September 26, 2020. Gross margin decreased by 3.0% to 32.9% of net sales for the three fiscal quarters ended October 2, 2021 compared to 35.9% of net sales for the three fiscal quarters ended September 26, 2020. The $143.1 million, or 76.7%, increase in cost of sales was primarily the result of the overall increase in sales volume, cost inflation and $6.8 million of non-cash stock-based compensation expense. The 3.0% decrease in gross margin was primarily driven by supply chain headwinds, strategic decisions around re-pricing our order backlog, and stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense was $170.5 million for the three fiscal quarters ended October 2, 2021, compared to $50.9 million for the three fiscal quarters ended September 26, 2020, and increased as a percentage of net sales by 17.2%. The $119.6 million, or 235.1% increase in selling, general and administrative expense was primarily due to a $96.4 million increase in stock-based compensation expense, $9.3 million in wages from an increase in headcount, particularly for customer-facing activities to support future busines growth, a $4.8 million increase in expense related to the acquisition of GLI, a $4.0 million increase due to legal, accounting and professional fees incurred in connection with our IPO that were not capitalizable, and ongoing public company costs.

Amortization

Amortization was $16.6 million for the three fiscal quarters ended October 2, 2021, compared to $12.2 million for the three fiscal quarters ended September 26, 2020. The $4.4 million, or 36.0%, increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of GLI in October 2020.

Interest Expense

Interest expense was $20.8 million for the three fiscal quarters ended October 2, 2021, compared to $13.6 million for the three fiscal quarters ended September 26, 2020. The $7.2 million, or 52.9%, increase in interest expense was primarily due to an increase in the outstanding balance of long-term debt and amortization from increased deferred financing fees and discount from entering into an amendment to the Term Loan and subsequently paying down a portion of the Amended Term Loan from IPO proceeds, compared to the three fiscal quarters ended September 26, 2020.

Other (Income) Expense, Net

Other (income) expense, net was ($3.9) million for the three fiscal quarters ended October 2, 2021, compared to $1.1 million for the three fiscal quarters ended September 26, 2020. The $5.0 million increase in other (income) expense, net was primarily due a $3.9 million gain related to the partial sale of our equity method investment and a $1.3 million favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from equity method investment of Premier Pools & Spa was $1.8 million for the three fiscal quarters ended October 2, 2021, compared to no equity in net earnings of Premier Pools & Spa for the three fiscal quarters ended September 26, 2020 as the equity method investment was made in October 2020.

Income Tax Expense

Income tax expense was $15.9 million for the three fiscal quarters ended October 2, 2021, compared to $8.3 million for the three fiscal quarters ended September 26, 2020. Our effective tax rate was (39.3)% for the three fiscal quarters ended October 2, 2021, compared to 30.6% for the three fiscal quarters ended September 26, 2020. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three fiscal quarters ended October 2, 2021 was primarily attributable to the impact of stock compensation expense pursuant to the Reorganization. The results for the three fiscal quarters ended October 2, 2021 include pre-tax stock compensation expense of $98.9 million related to the Reorganization for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three fiscal quarters ended September 26, 2020 was impacted by a variety of factors, primarily stemming from impact of state taxes. The pre-tax income for the three fiscal quarters ended September 26, 2020 included losses in tax jurisdictions for which the company did not record a tax benefit, which increased the effective income tax rate for the fiscal quarter ended September 26, 2020.

Net (Loss) Income

Net loss was ($56.4) million for the three fiscal quarters ended October 2, 2021, compared to $18.7 million of net income for the three fiscal quarters ended September 26, 2020. The $75.1 million, or 401.3% increase in net loss was primarily due to the factors described above.

Net (Loss) Income Margin

Net loss margin was (11.5)% for the three fiscal quarters ended October 2, 2021, compared to net income margin of 6.4% for the three fiscal quarters ended October 2, 2021. The (17.9)% increase in net (loss) income margin was due to a $75.1 million increase in net loss and an $200.1 million increase in net sales, compared to the three fiscal quarters ended September 26, 2020 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $112.5 million for the three fiscal quarters ended October 2, 2021, compared to $66.4 million for the three fiscal quarters ended September 26, 2020. The $46.1 million, or 69.5%, increase in Adjusted EBITDA was primarily due to the increase in net sales.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 22.9% for the three fiscal quarters ended October 2, 2021, compared to 22.8% for the three fiscal quarters ended September 26, 2020. The 0.1% increase in Adjusted EBITDA margin was primarily due to a $46.1 million increase in Adjusted EBITDA and an $200.1 million increase in net sales, compared to the three fiscal quarters ended September 26, 2020.

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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(dollars in thousands)
Net (loss) income	$(11,296)	$17,740	$(56,361)	$18,703
Depreciation and amortization	8,019	5,852	23,689	17,461
Interest expense	4,271	3,992	20,843	13,633
Income tax expense	7,807	5,811	15,908	8,251
Loss on sale and disposal of property and equipment	38	211	225	211
Restructuring charges(a)	376	199	783	832
Stock-based compensation(b)	27,603	978	104,578	1,442
Unrealized (gains) losses on foreign currency transactions(c)	1,740	(1,377)	948	1,188
Strategic initiative costs(d)	778	1,148	1,154	3,697
Acquisition and integration related costs(e)	306	34	378	272
Other(f)	(3,535)	563	(3,626)	671
IPO Costs(g)	—	—	3,956	—
Adjusted EBITDA	$36,107	$35,151	$112,475	$66,361
Net sales	$161,957	$127,512	$491,592	$291,468
Net (loss) income margin	(7.0)%	13.9%	(11.5)%	6.4%
Adjusted EBITDA margin	22.3%	27.6%	22.9%	22.8%

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

(d) Represents fees paid to external consultants for our strategic initiatives.

(e) Represents acquisition and integration costs primarily related to the acquisition of GLI, the equity investment in Premier Pools & Spas, as well as other costs related to potential transactions.

(f) Other costs consist of other discrete items as determined by management, primarily including (i) fees paid to external advisors for various matters, (ii) the cost incurred and insurance proceeds related to our production facility fire in Picton, Australia in 2020, (iii) costs incurred in response to the COVID-19 pandemic, offset by government grants received in the United States, Canada and New Zealand and (iv) gain on sale of equity method investment.

(g) Represents items management believes are not indicative of ongoing operating performance. These expenses are primarily composed of legal, accounting and professional fees incurred in connection with the IPO that are not capitalizable, which are included within selling, general and administrative expense.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and through our Amended Term Loan and Revolving Credit Facility (each as defined below under “—Our Indebtedness”) and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements and any acquisitions we may undertake. As of October 2, 2021, we had $90.9 million of cash, $234.2 million of outstanding borrowings and an additional $30.0 million of availability under our Revolving Credit Facility, which was undrawn. In April 2021, we completed our IPO, pursuant to which we issued and sold 23,000,000 shares of common stock, inclusive of 3,000,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $399.3 million.

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

As of October 2, 2021 we had no outstanding borrowings under the Revolving Credit Facility.

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

The Amended Term Loan bears interest at (1) a base rate equal to the highest of (i) the Federal Funds Rate, as defined in the Credit Agreement, plus 1∕2 of 1.00%, (ii) the “prime rate” published in the Money Rates section of the Wall Street Journal and (iii) LIBOR (2) plus a Loan Margin, as defined in the Credit Agreement, of (i) 6.00% for Eurocurrency Rate Loans and (ii) 5.00% for Base Rate Loans, as defined in the Credit Agreement. The Amended Term Loan has a maturity date of June 18, 2025. Interest and principal payments are due quarterly.

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

As of October 2, 2021, we were in compliance with all covenants under the Revolving Credit Facility and the Amended Term Loan.

As of October 2, 2021 we had $234.2 million of outstanding borrowings under the Amended Term Loan. On April 27, 2021, we used a portion of the net proceeds of our IPO to repay $152.7 million of the Amended Term Loan.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Fiscal Quarters Ended
	October 2, 2021	September 26, 2020

	(in thousands)
Net cash provided by operating activities	$29,426	$55,056
Net cash used in investing activities	(11,966)	(9,117)
Net cash provided by (used in) financing activities	14,323	(27,510)
Effect of exchange rate changes on cash	(224)	769
Net increase (decrease) in cash	$31,559	$19,198

Operating Activities

During the three fiscal quarters ended October 2, 2021, operating activities provided $29.4 million of cash. Net income, after adjustments for non-cash items, provided cash of $75.3 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities of ($45.9) million. Net cash used in changes in our operating assets and liabilities for the three fiscal quarters ended October 2, 2021 consisted primarily of a $43.1 million increase in trade receivables, a $16.1 million increase in inventories, a $4.8 million increase in prepaid expenses and other current assets, a $1.8 million increase in income tax receivable, and a $0.5 million increase in other assets, partially offset by a $10.6 million increase in accounts payable, a $9.7 million increase in accrued expenses and other current liabilities, and a $0.1 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of and increase in net sales, and the increase in inventories was primarily due to increased production and cost inflation. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to volume of purchases and timing of payments.

During the three fiscal quarters ended September 26, 2020, operating activities provided $55.1 million of cash. Net income, after adjustments for non-cash items, provided cash of $40.3 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities of $14.8 million. Net cash provided by changes in our operating assets and liabilities for the three fiscal quarters ended September 26, 2020 consisted primarily of a $18.7 million increase in trade receivables, a $2.2 million increase in inventories, a $1.3 million increase in income tax receivable, partially offset by a $16.2 million increase in accounts payable, $20.4 million increase in accrued expenses and other current liabilities, and a $0.3 million decrease in prepaid expenses and other current assets. The change in trade receivables was primarily due to the timing of net sales. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to volume of purchases and timing of payments.

Investing Activities

During the three fiscal quarters ended October 2, 2021, investing activities used $12.0 million of cash, primarily consisting of purchases of property and equipment for $19.2 million, partially offset by proceeds from the sale of equity method investment of $6.8 million and return of equity method investment of $0.4 million. The purchase of property and equipment was primarily to expand capacity for inventory production in order to meet increasing customer demand.

During the three fiscal quarters ended September 26, 2020, investing activities used $9.1 million of cash, consisting of purchases of property and equipment of $9.7 million partially offset by proceeds from the sale of property and equipment of $0.6 million.

Financing Activities

During the three fiscal quarters ended October 2, 2021, financing activities provided $14.3 million of cash, primarily consisting of proceeds from our IPO, net of underwriting discounts, commissions and offering costs of $399.3 million, proceeds from borrowings on the Amended Term Loan of $172.8 million and borrowings on the Revolving Credit Facility of $16.0 million, partially offset by the repurchase of treasury stock of $281.6 million, payments on long-term debt borrowings of $164.8 million, dividends to Class A unitholders of $110.0 million, and payments on Revolving Credit Facility borrowings of $16.0 million.

During the three fiscal quarters ended September 26, 2020, financing activities used $27.5 million of cash, primarily consisting of payments on long-term debt borrowings of $20.9 million, payments to settle the Narellan contingent consideration of $6.6 million and repurchase and retirement of treasury stock of $0.6 million, partially offset by proceeds from the issuance of common stock of $0.6 million.

Contractual Obligations

Long-term indebtedness and interest on long-term indebtedness changed materially due to the Third Amendment dated January 25, 2021, which increased the outstanding principal balance of the Term Loan by $175.0 million. A portion of these proceeds were used to repurchase and retire treasury stock in the amount of $64.9 million on February 2, 2021. The Third Amendment did not change the Term Loan’s maturity date of June 18, 2025, at which time the remaining principal is due. The Third Amendment increased the fixed quarterly principal payments from $3.3 million under the Second Amendment to $5.8 million. Upon completion of the IPO we used $152.7 million of the net proceeds from the IPO to repay $152.7 million of the Amended Term Loan. During the fiscal quarter ended July 3, 2021, in accordance with the terms of the Amended Term Loan, we elected to change the terms of the prepayment schedule from an inverse application to a pro rata application and as a result we are required to repay the outstanding principal balance of the Amended Term Loan in fixed quarterly payments of $3.6 million, commencing June 30, 2021. Due to the revised principal payments under the Amended Term Loan, the required principal payments are $3.6 million in the next year, $28.5 million in the next one to three years, and $206.2 million in the next four to five years. At the new assumed interest rate of 6.13% as of January 25, 2021, the interest payments are $3.7 million in the next year, $27.2 million in the next one to three years, and $18.1 million in the next four to five years.

There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the quarter ended October 2, 2021 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Prospectus with the exception of long-term indebtedness. See “—Our Indebtedness.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transaction. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate some of our transactions in foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. During the fiscal quarter ended October 2, 2021, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of October 2, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

Exhibit
No.	Description
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

**	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      November 10, 2021

LATHAM GROUP, INC.

/s/ James Mark Borseth
James Mark Borseth
Chief Financial Officer
(Principal Financial Officer)