Form 10-K
period 2021-12-31
Latham Group, Inc.
filed 2022-03-10
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers	☐	Accelerated filers	☐	Non-accelerated filers	☒	Smaller reporting companies	☐	Emerging growth companies	☒

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 8, 2022, 119,523,708 shares of the registrant’s common stock, $0.0001 par value were outstanding.

The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market on July 2, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $963,170,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2022 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

We are the largest designer, manufacturer and marketer of in-ground residential swimming pools in North America, Australia and New Zealand. We hold the #1 market position in North America in every product category in which we compete. We believe that we are the most sought-after brand in the pool industry and the only pool company that has established a direct relationship with the homeowner. We are Latham, The Pool CompanyTM.

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

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools, co-branded marketing programs and in-house training, as an operations platform consisting of over 2,300 employees across over 30 facilities. The broad geographic reach of our manufacturing and distribution network allows us to deliver a fiberglass pool in a cost-effective manner.

The full resources of our company are dedicated to designing and manufacturing high-quality pool products with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers.

Industry

We are the leader in the large, growing and highly-fragmented residential in-ground swimming pool industry. Over the last decade, macroeconomic trends have driven an increase in reinvestment in the home, and we expect that consumers will continue to focus R&R spending on exterior living spaces as they look for more ways to spend time outdoors.

Fiberglass pools are underpenetrated in the United States residential in-ground swimming pool market, relative to other geographic markets. As a result of material conversion away from legacy pool construction materials, growth in sales of fiberglass pools is meaningfully outpacing that of the broader in-ground swimming pool market. Despite this expected growth in the United States, fiberglass pools still have significant runway for growth relative to comparable international markets.

In 2019, we acquired Narellan, the largest fiberglass manufacturer in Australia and one of the key drivers of fiberglass adoption in the Australian market over the last two decades. Leveraging insights gained from Narellan, we are investing to build the tools required to drive higher fiberglass penetration in the North American market.

This conversion to fiberglass pools from legacy pool construction materials is being driven by greater homeowner awareness of the benefits of fiberglass products, including:

●	Lower up-front and lifecycle costs. Fiberglass pools cost less and have lower repair expenses compared to concrete pools.

●	Faster and easier installation. Based on our knowledge of our dealers, we believe fiberglass pools can be installed in as little as two-to-three days, compared to up to three months for concrete pools.
●	Premium quality and aesthetics. We believe our fiberglass pool offering is the most attractive swimming pool offering on the market. Our special finishing process allows for traction where you need it (such as steps) and a smooth and lustrous finish everywhere else.
●	Less chemicals. The smooth non-porous finish of fiberglass dramatically reduces the need for harsh chemicals to treat the pool. It also allows homeowners to opt for an eye- and skin-friendly saltwater pool, without concern for corrosion.
●	Lifetime warranty. Our fiberglass pools are guaranteed to the original purchaser for a lifetime and do not need to be resurfaced or repainted every eight to ten years like legacy materials.

Pool manufacturers have traditionally marketed to dealers rather than to homeowners. As a result, both manufacturers and homeowners have depended on dealers to educate homeowners and move them through their pool buying journey. The dealership market is highly-fragmented, consisting primarily of small, family-owned businesses. In addition, concrete pool installers face a number of challenges, particularly as a result, we believe, of many skilled tradesmen leaving the industry following the Great Recession’s impact on construction. Each of these factors, paired with the long-term positive demand trends in the industry, contribute to the supply constraint in the pool market.

Our Strengths

Leading Consumer Brand in the Residential Pool Market

We believe we are the leader in the North American in-ground residential swimming pool market, holding the #1 position by volume in each of our product categories, a position that we have established throughout our 65 plus year operating history. Latham is the only consumer brand in the residential pool industry with a differentiated value proposition that includes an unmatched product portfolio, a coast-to-coast footprint of manufacturing facilities and distribution facilities, an experienced sales force and a network of over 350 exclusive Latham dealer partners worldwide. Our sophisticated digital marketing targeted directly at homeowners has been instrumental in educating and empowering them, helping to drive material conversion in the pool market from traditional materials to fiberglass.

“Direct-to-Homeowner” Relationship That Drives Business for Our Dealer Partners

Latham is organized around our commitment to provide an exceptional homeowner experience. Our focus in recent years has been on simplifying the historically complex homeowner experience of purchasing a swimming pool. We make finding and buying the right product an amazing start to a homeowner journey that is now easy and enjoyable. We are recognized by homeowners and dealer partners for our differentiated capabilities, quality, on-trend style, design and breadth of our product portfolio and the unique homeowner-focused journey that we have created. Given the level of near continuous connectivity offered to consumers through mobile devices, businesses are adapting their marketing strategies and increasingly focusing on mobile and social media platforms. We have been at the forefront of this dynamic within our industry. Our scale enables us to reinvest more in technology and marketing than our much smaller competitors, driving a virtuous cycle whereby we are able to deliver more purchase-ready leads to our dealer partners. To increase lead conversion, we systematically track and interact with each homeowner throughout their purchase journey.

Serving a Large, Growing Market that is Benefiting from Material Conversion

Given recent consumer trends, we expect demand for pools to grow to over 100,000 pools per year in each of the next three years. The pace of material conversion from concrete and vinyl pools to fiberglass products is accelerating. This is due in large part to increased awareness among our consumers of the higher quality and durability of our fiberglass pools, as well as beautiful design with a lower overall cost of ownership versus concrete pools. We believe that fiberglass pools will continue to gain share in the in-ground swimming pool market, and as the leading fiberglass pool manufacturer, we are well positioned to both benefit from this growth and accelerate the pace of material conversion through our efforts. We have benefited from the sharing of best practices with our Narellan platform, which has been a key driver of fiberglass adoption in Australia, as we have driven higher penetration in the North American market.

Broadest Portfolio of Branded Products Known for Quality, Durability and Aesthetics

Our extensive portfolio of pool models is recognized by consumers and dealers for its high-quality, superior durability and aesthetic designs. From our carbon fiber, Kevlar and ceramic fiberglass build to our Ultra-SeamTM liner fabrication, our product development team consistently sets the standard for innovation in our industry. Our broad product portfolio allows dealers and distributors to offer consumers a wide variety of innovative pool shapes, features, depths and lengths, which significantly exceed our competitors’ offering. Additionally, we build our fiberglass pools in a controlled environment compared to the on-site nature of our concrete pool competitors, allowing for better product quality control. Homeowners can further customize their fiberglass pools by selecting from fiberglass color patterns, ranging from deep blues and whites to corals and naturals. In addition to color customization, we offer the industry’s most elaborate finishes in our innovative G2 and G3 finish options, which provide deep visuals that let homeowners choose the perfect water color to complement their backyard surroundings. Our models offer a variety of swim up seating, multiple points of entry and exit, wading areas, tanning ledges and built-in steps, which are features consumers seek in more expensive custom pool designs. Our array of feature rich options across our portfolio of products are core to our strategy to provide superior design at a value to homeowners.

Broad Reach, Regulatory Expertise and Technological Capabilities Create Significant Competitive Advantages

Our leading position is driven by our consumer brand, geographic reach, national manufacturing platform, regulatory expertise and compelling value proposition. Our brand has become synonymous with the re-imagination of the homeowner journey in purchasing a swimming pool, created significant pull-through demand from homeowners and made our offering a critical component to profitable growth for our dealer partners. This dynamic forms a virtuous cycle that is accelerating homeowner awareness for our products and increasing dealers’ desire to partner with us in order to profitably expand their businesses. Supported by our fleet of cars, trucks and trailers and team of dedicated drivers, our North American network of fiberglass manufacturing facilities provides cost efficient delivery and service to our network of entrenched dealer and distributor partners, including over 250 exclusive Latham Grand dealers in North America. Notably, we are the only nationwide, multi-facility manufacturer of fiberglass swimming pools, providing us with an advantage over regional players that lack similar geographic reach and scale. The fiberglass pool manufacturing process requires significant regulatory approvals and continuous compliance. We have successfully navigated this process across our entire manufacturing footprint throughout our history. Additionally, we have filed or obtained the required permits to expand our fiberglass manufacturing capacity and are in the process of doubling it, providing us a runway for further growth. Finally, our compelling value proposition is underpinned by our ability to leverage a unique technology infrastructure to generate a significant number of purchase-ready leads for our dealer partners and drive increasing levels of consumer awareness for our products. In tandem with the training and marketing tools we provide to our dealers, our technological capabilities have been critical in solidifying our position as the leader in every major pool product sub-category in which we compete in North America.

Visionary Management Team with Proven Track Record of Execution

We have assembled a team of highly experienced and accomplished executives with public company experience and a proven track record of leading global consumer and industrial organizations. Our management team has experience with developing consumer-branded lifestyle platforms, disrupting traditional business-to-business market structures and delivering an expansive portfolio of high-quality, durable, cost-efficient products to consumers.

In a few short years, our team has pioneered a disruptive “direct-to-homeowner” marketing approach, consolidated our brands under the Latham master brand, created innovative new products and enhanced our digital platform to better focus on the overall consumer journey. Our Chief Executive Officer, Scott M. Rajeski, was appointed in 2017 after serving as the Company’s Chief Financial Officer since 2012. Scott previously served in leadership positions at GLOBALFOUNDRIES, Momentive Performance Materials and General Electric. Scott was critical in recruiting our Chairman, James E. Cline, who joined our board in early 2019 and previously served as president and chief executive officer of Trex. We believe Mr. Cline, as the former chief executive officer of Trex, has been an invaluable non-executive member of the board of directors due to his experience building the industry leader in the similarly material conversion driven composite decking industry, while also creating one of the best known brands in the building products industry. Our Chief Financial Officer, J. Mark Borseth, joined the team in 2020 after serving as president and chief executive officer of Ranpak under Rhone Capital’s ownership, as well as holding numerous leadership roles at 3M. Our Chief Marketing Officer, Joel R. Culp, was appointed in 2019 after previously serving in the same role for Wilsonart, as well as holding various leadership positions at MasterBrand, a Fortune Brands company, Uponor and Kohler. Collectively, our team has extensive experience at leading public and private companies, including Trex, Kohler, General Electric, 3M, Ingersoll Rand, Wilsonart and Ranpak.

Growth and Strategy

Utilize Leading Brand and Digital Assets to Generate Greater Homeowner Lead Volumes

Since 2019, we have increased spending on digital strategies and marketing. Our content-rich digital platform provides homeowners with education and engagement tools that help them navigate their pool buying journey, including an unrivaled pool visualization experience, informational videos and resources, budget calculators, and a pool expert community consisting of a blog and direct homeowner outreach. The implementation of our new digital strategy has resulted in superior search engine optimization performance. We have boosted leads for our dealers, further entrenching Latham with our dealer base and increasing switching costs.

Accelerate Fiberglass Material Conversion through Unique Market Positioning

As the leader in the fiberglass pool product category, we are driving the acceleration of material conversion by educating both homeowners and dealer partners about the benefits of fiberglass. Our marketing campaigns and digital platform, including our easy to use interactive website and mobile app, inform homeowners on the benefits of fiberglass, including lower up-front and total cost of ownership, quicker installation, easier maintenance and a more convenient buying experience. The Latham Augmented Reality Pool Visualizer app allows homeowners to browse fiberglass models and select from a variety of options from their mobile device. At “Latham University,” our dealer partners discover firsthand the benefits of fiberglass pools, including the ease and speed of installation versus concrete pools, which drive better economics. We also host company conferences and participate in trade shows, where we continue to drive education on the benefits of fiberglass pools.

Secure Additional Strategic Partnerships with Priority Dealers to Gain Share

Our approach as a true business partner with our dealers positions us to take market share in our highly-fragmented industry. We have secured exclusivity from over 350 of our top dealer partners, including the nation’s largest franchised dealer network, Premier Pools & Spas. As the only participant with scale in the fiberglass pool product category, we intend to continue to pursue additional strategic partnerships with priority dealers in underpenetrated geographical markets that can help us accelerate our growth. We believe these exclusive relationships will continue to enable us to increase market share at the expense of the fragmented and regional universe of competitors.

Grow Industry Capacity by Onboarding and Training New Dealer Partners

We believe that there is a tremendous opportunity to expand the capacity of skilled dealer partners to support overall industry growth and our continued market penetration. As such, we intend to continue to use our leadership position in the industry to educate small business owners currently installing concrete pools, as well as those in related trades, about the economic opportunities available in the fiberglass product category of the pool market. We further intend to onboard, train and support them with the same emphasis we have placed on our existing dealer partnerships, including our co-branding programs, “Latham University,” and our “Business Excellence” coaching designed to help them manage their growth. Leveraging our investments and management expertise, we should be able to play a key role in growing the industry’s capacity.

Expand Margins through Mix Shift Towards Fiberglass and Productivity Initiatives

Fiberglass pools are both our highest margin and fastest growing product category. We believe that our consumer-centric marketing and compelling value proposition to our dealer partners will continue to drive long-term growth for our fiberglass pools. We have made significant manufacturing capacity investments to not only support this future growth, but also to continue to deliver the compelling margin profile of our fiberglass pool offering. We expect to increase our margins significantly as we grow into our capacity investments and our product mix continues to shift towards fiberglass pools. Additionally, we expect that our investments in people, processes and equipment aimed at enhancing our manufacturing productivity will further expand our margins.

Strategic Acquisitions that Enhance the Latham Platform

The pool industry remains highly-fragmented, which offers attractive opportunities to utilize strategic acquisitions to drive consolidation and expand our product offering. We have historically used strategic acquisitions to expand our geographic reach within the United States and internationally, enhance our product portfolio and drive operational efficiencies. We believe that we have the opportunity to be the consolidator of choice in the industry, and we will continue to focus on acquiring high-quality, market-leading businesses with teams, capabilities, and technologies that are complementary to our existing offerings and enable us to better serve homeowners and dealer partners.

Products

Our residential pool product portfolio is highly complementary and allows us to provide a wide-range of solutions to our homeowners. Our products are recognized by homeowners, dealers and distributors for their quality, durability, performance, compelling value proposition, ease of installation and diverse style and design options. Over our history, we have leveraged our differentiated portfolio of products, manufacturing capabilities, customer service, and homeowner connectivity to develop a reputation as an innovative and dependable partner to our dealers and distributors. Additionally, the connectivity that we have built with our homeowners has provided us with the insights needed to stay ahead of homeowner demand trends that shape our market. Our broad and compelling product offering, proven ability to serve as a value added partner to our dealers and distributors and our connectivity with homeowners have been critical in achieving the leading position in every pool product category in which we compete. Below is a summary of our products.

In-ground Swimming Pools

We believe we are the #1 fiberglass pool manufacturer by volume in North America. Demand for our fiberglass pools is driven by both accelerating material conversion from legacy pool construction materials and the long-term value, through lower up-front and lifecycle costs, that our pools deliver to our homeowners. We offer an extensive portfolio of fiberglass pools with customizable features that include unique colors, elaborate finishes, floor mosaics, lighting options, water features, in-floor cleaning, tanning ledges, and spillover spas. Our pools come in a variety of different sizes and are known by homeowners for their premium quality and aesthetics. Our fiberglass pools offer significant cost, installation and maintenance advantages over traditional concrete pools. Our innovative product portfolio is made up of a carbon fiber, Kevlar, and fiberglass build and backed by a lifetime warranty to the original purchaser, providing our homeowners with peace of mind and security. Based on our knowledge of our dealers, we believe fiberglass pools can be installed in as little as two-to-three days, compared to three months for comparable concrete pools.

While we believe that our fiberglass pools are the future of the industry and meet the majority of the market of pools sold, fiberglass pools do have some limitations. Due to shipping considerations, they are subject to certain size limits. Although we offer a broad portfolio of design choices, fiberglass pools can be less customizable than concrete and vinyl.

Investments in innovation and product development have led to historical growth of our fiberglass pool sales, with increased potential for further growth and margin expansion.

We believe that we are also the leader by volume in the custom vinyl pool product category of the North American residential in-ground swimming pool market. Our leadership has been driven by our high-quality product offering, which is fully customizable allowing homeowners to choose from a wide range of colors and features (built-in sun ledges, benches, entry systems and spillover spas), as well as our best-in-class distribution network. Our custom vinyl pools are high-quality and we believe are the most aesthetically pleasing on the market. Custom vinyl pools offer the most attractive homeowner economics when compared to any other material, and can be installed faster and withstand weather better than concrete pools. The wall system for our custom vinyl pools is built of either non-corrosive steel or composite polymer, providing ease of installation.

Liners

We believe we are the #1 replacement liner manufacturer by volume in the North American residential in-ground swimming pool market, serving a market with large, non-discretionary replacement demand. Vinyl liners are a required component for the interior surface of a vinyl pool and our liners are highly customizable in shape, size, color and pattern. We believe replacement vinyl liners provide us with a significant avenue to stable recurring revenue.

Covers

We believe we hold the top position in the category for automatic safety covers for pools by volume in North America. Our automatic safety covers provide increased safety and convenience for our homeowners while also driving savings by reducing energy, chemical and cleaning costs and time. Homeowners typically replace their fabric automatic safety covers every eight to ten years, providing our business with stable, recurring revenue. Additionally, more and more pool owners are buying covers as local building codes push for safer pools. We also offer the most complete automatic safety cover portfolio when compared to our competitors, as our products range in mix from affordable luxury options to premium covers. Additionally, our automatic safety covers are compatible with fiberglass, vinyl and concrete pools of almost any shape and size, driving homeowner preference for the CoverStar brand.

We believe we are the leader in the category for all-season pool covers by volume in North America. Our winterizing mesh and solid covers are used during the off-season, reducing maintenance requirements for our homeowners. While these covers extend the lives of our homeowners’ pools, they typically need to be replaced every eight or ten years, providing us with significant replacement demand. As our covers can be used for any pool, regardless of materials, shape or size, we are able to replace covers for both our legacy homeowners and target homeowners previously served by smaller, regional players.

Brands

In 2019, we unified our corporate branding and consolidated legacy brands under one banner, Latham. We relaunched our website under the Latham brand in February 2020 and streamlined our go-to-market approach by making the Latham brand the center of our strategy. This enabled us to increase our brand awareness with homeowners and create the only consumer focused brand in the category. Our literature for dealers, marketing materials, our website, social media, advertising and promotion and our co-branding of dealer premises each reflect the Latham branding. Our sub-brands, which sit under the Latham master brand, include Narellan, CoverStar, and GLI, among others.

Distribution

Our products are sold through both one-step and two-step business-to-business distribution channels. In our one-step distribution channel, which we exclusively sell our fiberglass pools through, we sell our products directly to dealers who, in turn, sell our products to homeowners. In our two-step distribution channel, we sell our products to distributors who warehouse our products and sell them to dealers, who ultimately sell our products to homeowners.

In order to strengthen our relationship with our loyal dealer partners, we have implemented our “Latham Grand” dealer program, whereby we have secured exclusivity with over 250 of our largest dealers in North America. Included in this dealer population is the largest franchised dealer network, Premier Pools & Spas. We also have a strong distribution network as a result of over 450 branch locations that represent our products. Through our significant investment in partnerships with dealers and distributors and our consumer-oriented marketing efforts, we have created both a “push and pull” dynamic for our products in the marketplace.

Our Latham Grand dealers, like all of our dealers, are our customers and not our agents. Our agreements with our Latham Grand dealers provide for various benefits to the dealers, such as early access to customer leads, access to in-store advertising and exterior branding, installation training sessions, a dedicated and customized website landing page, technical support, early access to new models and other sales support. Latham Grand dealers agree to use us as their exclusive provider of fiberglass pools. Latham Grand dealers also agree, among other things, to adhere to our fiberglass handling and installation best practices, to receive fiberglass training and to meet annual targets for fiberglass pool installations. Each Latham Grand dealer agrees to operate only in specified territories and we agree to reasonably consider impacts on the dealer’s market opportunities prior to appointing additional dealers in the same territory. Our agreements with our Latham Grand dealers are generally perpetual and terminable at will by both parties.

Our exclusive supply agreement with Premier Pools & Spas governs the sales of certain of our products to Premier Pools & Spas franchisees. We agree to provide training support, marketing materials and, upon prior written request, on-site field support with respect to the first installation of a product by any franchisee of Premier Pools & Spas. We also agree to provide certain franchisees with annual allowance for use in marketing activities and marketing co-op funds, subject to certain conditions, and to provide rebates as a percentage of sales to Premier Pools & Spas.

We have long-term relationships with both our dealers and distributors and our largest distributor, which provides valuable local market support with a network of over 290 locations, accounted for 25.0% of our net sales in 2021, 22.3% of our net sales in 2020 and 25.7% of our net sales in 2019. We have maintained a strong relationship with our largest distributor for over 25 years as well as the operators across this distributor’s nationwide network (who are responsible for daily operations and purchasing decisions). Our top ten dealer and distributor relationships accounted for 46.0% of our net sales in 2021, 41.1% of our net sales in 2020 and 43.7% of our net sales in 2019.

Manufacturing

We are a global manufacturer based in the United States, delivering quality products with a competitive cost position. Our manufacturing processes require significant capital investment, footprint, expertise and time to develop. We have continuously invested the capital necessary to expand our manufacturing and improve our manufacturing processes. We will have sufficient capacity to support our planned growth for the foreseeable future once we will have completed our multi-year capital plan to invest in our facilities, technologies and systems. Once manufactured, we use our own fleet of trucks and drivers to deliver our fiberglass pools, as well as third-party common carriers to ship our other products.

In-ground Swimming Pools

The manufacture of fiberglass pools requires highly specialized equipment and technically skilled workforce. We manufacture fiberglass pools by applying the various layers of materials onto a mold. We have a broad and diverse mold portfolio designed to meet customer needs.

We use an eight-layer building process to provide an industry-leading thickness and durability formula for our fiberglass pools. We also use finite element analysis, which is a computerized method for predicting how a product reacts to real-world forces, vibration, heat, fluid flow, and other physical effects. This allows us to model the fiberglass pools that we build to ensure that there are no structural weak points in the design(s). Our use of a flow controlled material delivery system allows us to ensure that we are applying the appropriate mixture of resin and material, and align the mixture to the temperature and humidity of the local environment of our production plant.

In addition to the technical know-how and equipment, the manufacturing of fiberglass pools requires local and state air permits in each of our manufacturing plants. We have existing air permits to cover our existing fiberglass manufacturing capacity, and are working with local, state and federal agencies to increase capacity limits to support projected growth patterns in several locations.

Once produced, we use our own fleet of customized delivery trucks and full-time drivers, who require Commercial Driver License designations, to deliver the fiberglass pools to our homeowners. Our coast-to-coast network of facilities provides, on average, lower transportation costs and shorter lead times compared to smaller manufacturers in our sector. Over-highway transportation costs of fiberglass pools become increasingly expensive beyond a 400-500 mile radius, a cost that is typically passed to the homeowner. Due to our national manufacturing network, we are able to offer lower transportation costs. In addition, with our investment in our national manufacturing base, we have strategically invested in internal delivery capabilities to support demand fluctuations in the busy building season. Once our fiberglass pools are delivered, our dealers provide quality installation and support to homeowners.

The manufacture of our custom vinyl pools requires different techniques based on the product type. For our polymer wall vinyl pools, we have a facility that produces all of our polymer panels on structural foam equipment, which requires unique and specialized molds for each panel, as well as a system to inject the resin into the molds. Our highly-engineered plastic molding machines provide us the leading edge capability to mold high-quality structural panels in custom/propriety shapes. The machines are capable of running extremely large and complex molds that are capable of product configurations that range up to 60 inches tall and 72 inches wide. For our steel panels vinyl pools, we have various processes and highly-engineered metal processing machines that have the capability to convert flat coil steel through various steps into panels that have been punched, bent, seamed, welded and stacked. The use of a multi-head “soft” tooling cartridge allows simple and fast change-over times and high tolerance performance. We also have customized jigs and equipment to produce special sized panels as needed.

We manufacture our steps for pools based on the steel and fiberglass processes described above. We also have a thermoforming machine that produces all of our thermoformed one piece drop-in steps utilizing a wide variety of specialized molds of various shapes and sizes.

Liners

We manufacture a complete line of both sonically and heat welded vinyl pool liners for both above and in-ground swimming pool applications, with what we believe is the highest technological processing of vinyl sonic welding in the industry. We have installed specialized machines across our liner and cover facilities in North America, which has allowed us to gain a significant advantage over the competition. Our Ultra-SeamTM technology provides an industry-leading capability to address seam tear or separation. We have production capacity to support custom liners at or better than the industry standard delivery window, from design to shipment.

Covers

Our automatic safety covers manufacturing facilities cut, sew and assemble highly engineered motorized safety covers in a build-to-order model at or above the industry standard delivery window, from design to shipment. Our automatic safety cover business leverages our capabilities around machining, cut/sew, sonic welding and assembly operations to provide a recessed/concealed covering application for in-ground swimming pool cover products. Our traveling heat welding machine provides an industry-leading seam for durability and finish. Our processing equipment offers tight tolerance, flexible manufacturing with compressed lead times across the various laser cutters, bending, assembly and test equipment. Our all-season covers are manufactured on the same equipment as our liners.

Sales and Marketing

Traditionally we have relied heavily on a business-to-business model built on strong partnerships with our dealers and distributors to generate awareness of our products. In parallel with our recent rebranding, we pivoted to a “direct-to-homeowner” digital and social marketing strategy that puts the consumer at the center of our marketing efforts. Latham’s unique “direct-to-homeowner” marketing strategy is driving a greater understanding of the benefits of owning a pool, specifically a fiberglass pool, and generating significant consumer demand. We have made meaningful investments to position Latham as the brand of choice for the homeowner.

Our continued investment in innovation, product quality and consumer engagement has been a key driver of our sales growth. We are increasingly responsible for our own lead generation, including via our online platform, mobile app and consumer hotline. This allows us to provide higher quality, purchase-ready leads to our dealer partners. Our new digital platform engages the consumer early in the pool buying process and facilitates the buying journey from inspiration and design to a Latham pool purchase. Our Latham Augmented Reality Pool Visualizer app, along with newly launched website, allow homeowners to re-imagine their outdoor living spaces and directly connects them to a dealer of our choice. For example, our website has visualization tools that allow homeowners to browse through the variety of pool shapes, sizes, colors, patterns, details and specifications that we offer to choose their pool or their pool liner. Once chosen, homeowners can save the illustrated PDF file and take it to a local dealer to purchase. In addition, our Latham Augmented Reality Pool Visualizer app provides the technology for homeowners to visualize a Latham pool in their own backyard. The interactive nature allows homeowners to compare a variety of pool types and shapes and, when ready, directly contact a dealer without leaving the app.

We maintain a sales organization throughout North America, Australia and New Zealand that works with dealers and distributors and focuses on increased penetration, dealer growth and dealer share of wallet. An example of this is the launch of Latham Grand program, a valued-added program that drives dealers toward a 100% exclusive relationship with Latham. We invest in our exclusive dealers through localized marketing spend, co-branding opportunities, tailored offerings and priority lead generation. We also provide our dealers with enhanced product literature, in-store display samples and other initiatives to drive sales. We have directed a significant portion of our advertising spend to digital channels, including social media and search advertising. Our improved digital marketing engine has the ability to strategically target market spend and generate leads in territories where dealers have capacity, under-penetrated markets and the largest in-ground swimming pool markets.

Through focused demonstrations, education, product training and other sales support efforts, we are raising the level of professionalism of our dealers to help facilitate higher lead conversion rates and quality installations, thereby driving the consumer demand. We established “Latham University” in Zephyrhills, Florida, where we provide both start-up training and continuing education on fiberglass pool advantages and best practice, sales training and pool installation to our dealers. Additionally, we provide on-site installation assistance to our new dealer partners on their initial fiberglass pool installation.

To facilitate the decision to buy, we offer warranties for our products. In addition, to assist consumers in financing their pool purchase, we connect them to specialist pool financing providers with which we partner.

Raw Materials and Suppliers

We utilize a centralized sourcing model that includes a dedicated team of procurement professionals so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model leverages our growing scale within our markets to achieve competitive pricing and ensure availability. The manufacturing facilities coordinate all materials deliveries with respect to volume and timing to ensure proper alignment between consumption and working capital programs. In 2021, we purchased supplies from over 247 suppliers, with 58% of supplies being purchased from our top ten suppliers and 11% of supplies being purchased from our largest supplier.

The primary raw materials used in our products are PVC, galvanized steel, fiberglass, aluminum, Kevlar fiber, carbon fiber, various resins, gelcoat, polypropylene fabric, ceramic and roving. Our contracts with key suppliers are typically negotiated on an annual basis. The cost of the raw materials used in our manufacturing processes has historically varied and has been affected by changes in supply and demand. We have no fixed-price contracts with any of our major vendors. We have not entered into hedges of our raw material costs at this time, but we may choose to enter into such hedges in the future. Prices for spot market purchases are negotiated on a continuous basis in line with current market prices. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Changes in prices of our raw materials have a direct impact on our cost of sales.

We strive to maintain strong and collaborative relationships with our suppliers and believe that the sources for these inputs are well-established, generally available on world markets and are in sufficient quantity. We do not undertake defined purchase agreements requiring fixed commitments or “take or pay” requirements with our suppliers. If one or more suppliers were unable to satisfy our requirements for particular raw materials, we believe alternative sources of supply would be available, although we could experience a disruption to our operations as alternative suppliers are identified and qualified and new supply arrangements are entered into. See “Risk Factors — Risks Related to Our Operations — We depend on a global network of third-party suppliers to provide components and raw materials essential to the manufacturing of our pools and price increases or deviations in the quality of the raw materials used to manufacture our products could adversely affect our net sales and operating results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance— Cost and Availability of Materials.”

Competition

We are the leader in the North American in-ground residential swimming pool market, holding the #1 position by volume in each of our product categories. We also operate in New Zealand and Australia, where we hold the #1 position by volume in the fiberglass pools category in both Australia and New Zealand, according to management estimates. We compete with regional and local manufacturers. We compete on the basis of a number of considerations, including brand recognition and loyalty, quality, performance, product characteristics, marketing, product development, sales and distribution and price. We believe we compete favorably with respect to these factors through our differentiated consumer value proposition and brand, breadth and quality of our product portfolio, national manufacturing footprint in the United States, leading sales force and large network of dealers.

The main alternative to vinyl and fiberglass pools are concrete pools, which are built in the ground and are constructed by pouring concrete over steel rods to create the shell of the pool. Concrete pools are highly customizable when compared to fiberglass pools (which use a pre-manufactured shell), but they require frequent and more costly maintenance than fiberglass. In contrast to concrete pools, fiberglass pools are subject to shipping limitations and, as a result, their width cannot exceed certain size. Based on our knowledge of our dealers, we believe it takes approximately three months to install a concrete pool. We do not participate in the concrete pool market other than providing automatic safety covers and all-season covers for concrete pools. We believe that the shift in material from concrete to fiberglass that the North American in-ground swimming pool industry is undergoing will favor our products. See “Risk Factors—Risks Related to Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Volume of Products Sold.”

Seasonality

Although we generally have demand for our products throughout the year, our business is seasonal, and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation and remodeling and repair activities. Calendar years having severe weather also play a role in affecting sales growth, as particularly rainy or cold years tend to slow the volume of sales, including as a result of complicating conditions for pool installations. See “Risk Factors — Risks Related to Our Operations — We are susceptible to adverse weather conditions.”

Intellectual Property

We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. In particular, we believe the Latham brand is significant to the success of our business. We also rely on a combination of unpatented proprietary know-how and trade secrets, and to a lesser extent, patents to preserve our position in the market. As we develop technologies and processes that we believe are innovative, we intend to continually assess the patentability of new intellectual property. In addition, we employ various other methods, including confidentiality and nondisclosure agreements with third parties and employees who have access to trade secrets, to protect our trade secrets and know-how. Our intellectual property rights may be challenged by third parties and may not be effective in excluding competitors from using the same or similar technologies, brands or works.

Human Capital Resources

As of December 31, 2021, we had 2,388 full-time employees, of whom 205 were based outside of North America. We believe we have satisfactory relations with our employees.

We provide competitive employee wages that are consistent with employee positions, skill levels, experience, knowledge and geographic location. In the United States, we offer our employees a wide array of health, welfare and retirement benefits, which we believe are competitive relative to others in our industry. In our operations outside the United States, we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements. In all locations, we provide time off benefits, company-paid holidays, recognition programs and career development opportunities. The principles of diversity, inclusion and equal employment opportunity guide our decision-making.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. Our talented employees drive our mission and share core values that both stem from and define our culture, which plays an invaluable role in our execution at all levels in our organization. Our culture is based on these shared core values which we believe contribute to our success and the continued growth of the organization. These values are used in candidate screening and in employee evaluations to help reinforce their importance in our organization: respect, recognition and opportunity for employees; genuine passion for performance; relentless execution; accountability for results; culture of collaboration and transparency; aspiring to be defect-free; promoting a safety-focused and healthy work environment and value-added partnership with customers.

We are committed to providing a safe work environment for our employees. We have implemented a health and safety program to manage workplace safety hazards and to protect employees. The program encompasses performance, practices and awareness. The COVID-19 pandemic has underscored the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the recommendations of the Centers for Disease Control and Prevention in the United States and comparable agencies in other countries to protect our workforce so they can more safely and effectively perform their work.

Acquisitions and Partnerships

We were acquired by Pamplona in December 2018. We have made three acquisitions since 2018, the purchase of Radiant Pools in November 2021, the purchase of GLI, a competitor in vinyl liners and safety cover markets based in Ohio, in October 2020, and the purchase of Narellan, a manufacturer of fiberglass pools in Australia and New Zealand in May 2019. We also made a strategic investment in October 2020 by acquiring a 28% interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools (which was reduced in connection with a partial sale to 20.1% on August 6, 2021). On December 17, 2021, Premier Pools & Spas issued additional non-voting common units. Our ownership interest in Premier Pools & Spas after the issuance of additional non-voting common units is 18.2% while our voting interest remains 20.1%. We anticipate that we will continue to look to grow our portfolio of outdoor living products through further acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Our Performance — Acquisitions and Partnerships.”

Environmental Laws and Regulations

Our operations and properties are subject to extensive and frequently changing federal, state and local environmental protection and health and safety laws, regulations and ordinances. These laws, regulations and ordinances, among other matters, govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, and establish standards for the handling of hazardous and toxic substances and the handling and disposal of solid and hazardous wastes.

Certain of our operations require environmental, health and safety permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation or modification under various circumstances. Those requirements obligate us to obtain and maintain permits from one or more governmental agencies in order to conduct our operations. Such permits are typically issued by state agencies, but permits and approvals may also be required from federal or local governmental agencies. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. Compliance with these laws, regulations, permits and approvals is a significant factor in our business. From time to time, we incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental, health and safety laws, regulations, permits and approvals. Our failure to comply with applicable environmental, health and safety laws and regulations or permit or approval requirements could result in substantial liabilities or civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions, as well as business disruptions, which could have a material adverse effect on our business, financial condition and results of operations.

Some of the environmental laws applicable to us provide that a current or previous owner or operator of real property may be liable for the costs of removal or remediation of environmental contamination on, under, or in that property or other impacted properties. Accordingly, such liability could apply to us in connection with any of our current or former manufacturing plants or other properties. In addition, some of these laws provide that persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation of environmental contamination at the disposal or treatment site, regardless of whether the affected site is owned or operated by such person. Environmental laws, in general, often impose liability whether or not the owner, operator or arranger knew of, or caused, the presence of such environmental contamination. Also, third parties may make claims against owners or operators of properties for personal injuries, for property damage and/or for clean-up associated with releases of hazardous or toxic substances pursuant to applicable environmental laws and common law tort theories, including strict liability. Failure to comply with environmental laws or regulations could result in severe fines and penalties.

We are not aware of any environmental liabilities that would be expected to have a material adverse effect on our business, financial condition or results of operations. We believe we comply in all material respects with environmental laws and regulations and possess the permits required to operate our manufacturing and other facilities. Our environmental compliance costs in the future will depend, in part, on the nature and extent of our manufacturing activities, regulatory developments and future requirements that cannot presently be predicted.

Health and Safety Matters

Our health and safety policies and practices include an employee training and competency development program to regularly train, verify and encourage compliance with health and safety procedures and regulations. We regularly monitor our total recordable incident rate. We employ an environmental, health and safety director who with their team are responsible for managing, auditing and executing unified, companywide safety and compliance programs, as well as working directly with site leadership and associates on safety awareness, reports and preventative measures.

Web Sites and Additional Information

The U. S. Securities and Exchange Commission (SEC) maintains an Internet web site at www.sec.gov that contains reports, proxy statements, and other information regarding our Company. In addition, we maintain an Investor Relations web site at https://ir.lathampool.com/. We make available through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. We do not charge any fees to view, print or access these reports on our web site. The contents of our web site are not a part of this report.

Item 1A. Risk Factors

You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Annual Report on Form 10-K, or this Annual Report, including our Consolidated Financial Statements and related notes included elsewhere in this Annual Report, before making an investment decision. In addition, past financial performance may not be a reliable indicator of future performance and historical trends may not predict results or trends in future periods. Any of the following risks could materially adversely affect our business, financial condition and results of operations, in which case the trading price of our common stock could decline and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described below. These risks include, but are not limited to, the following:

●	lack of demand for our swimming pools and related products;
●	changes in economic and business conditions;

●	adverse weather conditions impacting our sales;
●	inability to attract dealers and distributors to purchase our products since our products are not sold directly to consumers;
●	inability to sustain further growth in our business;
●	failure to meet customer specifications or consumer expectations;
●	increases in costs of our raw materials and components and inability to source the quantity or quality of raw materials and components that we need to manufacture our products;
●	changing patterns in consumer spending, and ability of consumers to obtain financing to purchase our products;
●	natural disasters, war, terrorism, public health issues such as the novel coronavirus (“COVID-19”) pandemic or other catastrophic events that could disrupt the supply, delivery or demand of our products;
●	inability to obtain transportation services to deliver our product and to obtain raw materials timely or increases in the cost of transportation;
●	product quality issues, warranty claims or safety concerns and other claims in the ordinary course of business;
●	our ability to obtain, maintain and enforce intellectual property protection for our current and future products;
●	the risks of doing business internationally;
●	cyber security breaches and data leaks, and our dependence on information technology systems;
●	changes in environmental, health and safety regulations;
●	competition that we face; and
●	the other factors set forth under “Risk Factors.”

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

Risks Related to Our Operations

The demand for our swimming pools and related products may be adversely affected by unfavorable economic conditions and trends in consumer spending.

A swimming pool is a consumer discretionary purchase. Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In economic downturns, the demand for swimming pools and related products may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. This cyclicality in consumer demand for our products means that the results for any prior period may not be indicative of results for any future period.

In addition, consumer demand for swimming pools is impacted by consumer demand for, and spending on, outdoor living spaces. While we believe consumers have increased spending on outdoor living in recent years, the level of spending could decrease in the future.

Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition and results of operations. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including, but not limited to the risk of dealer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those dealers’ receivables.

We believe that consumers’ access to consumer credit is a factor enabling the purchase of new pools because a significant percentage of consumers finance their pool installations. Tightening consumer credit or increases in interest rates could prevent consumers from obtaining financing for pools, which could negatively impact our sales.

We are susceptible to adverse weather conditions.

Given the nature of our business, weather is one of the principal external factors affecting our business, and the impact of bad weather is further exacerbated by the seasonality of our business. The second and third quarters of the year, which correspond to the spring and summer months in the United States, represent the peak months of swimming pool use and pool installation and maintenance. Unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. In addition, unseasonably cool weather or extraordinary rainfall during the peak season can have an adverse impact on demand due to decreased swimming pool use and installation. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions. Such restrictions could result in decreased pool installations, which could negatively impact our sales.

Our products are sold to other businesses for resale to consumers, and inability to attract dealers and distributors to purchase our products or the loss of our largest customer could adversely affect our results of operations.

We sell all of our products to key channel partners, dealers and distributors, who resell the products to consumers. Some of our customers also sell our competitors’ products. The customers’ success in reselling our products to consumers is a key driver of our net sales. If we are unable to attract or retain successful customers on a cost-effective basis, our business, financial condition and results of operations may be materially adversely affected.

Our customers are generally not contractually obligated to purchase from us. They make purchase decisions based on a combination of brand, product quality, consumer demand, customer service performance, price and other factors. Changes in our customers’ strategies may adversely affect our sales. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Finally, our customers may default on their obligations to us.

These risks are heightened with respect to our largest customer, which accounted for 25.0% of our net sales in 2021. A reduction in sales to our customers, particularly the loss of, or a reduction in sales to, our largest customer, could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to sustain further growth in our business.

Our core strategy for our business is growth, including by contributing to the transformation of the North American residential pool industry by driving and benefiting from material conversion to fiberglass pools, our key product. See “Business — Growth and Strategy.” Although we have generated 12 consecutive years of net sales growth, we may not be able to continue generating net sales growth in the future. Our failure to implement our growth strategy in a cost-effective and timely manner could have an adverse effect on our business, financial condition and results of operations.

A failure to meet customer specifications or consumer expectations could result in lost sales, increased expenses, negative publicity, claims for damages and harm to our brand and reputation.

A failure or inability by us to meet customer specifications or consumer expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost sales. One of our growth strategies is the use of consumer-focused branding for our products to grow our sales. Our ability to create, maintain, enhance and protect our brand image and reputation and consumers’ connection to our brand depends in part on our design and marketing efforts, including our increasing reliance on social media and online dissemination of consumer advertising campaigns. Negative publicity or product quality issues, whether real or perceived, could tarnish our reputation and our brand image. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations. In addition, any failure to meet customer specifications could result in reduced net sales and income.

We depend on a global network of third-party suppliers to provide components and raw materials essential to the manufacturing of our pools and price increases or deviations in the quality of the raw materials used to manufacture our products could adversely affect our net sales and operating results.

We rely on manufacturers and other suppliers to provide us with the components and raw materials to manufacture our products. The primary raw materials used in our products are polyvinyl chloride (“PVC”) plastic, galvanized steel, fiberglass, aluminum, carbon fiber, Kevlar fiber, various resins, gelcoat, polypropylene fabric and roving. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. We are dependent upon the ability of our suppliers to consistently provide raw materials and components that meet our specifications, quality standards and other applicable criteria. Our suppliers’ failure to provide raw materials and components that meet such criteria on a timely basis could adversely affect production schedules and our product quality, which in turn could materially adversely affect our business, financial condition and results of operations. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, these relationships may not continue or the quantity or quality of materials available from these suppliers may not be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy, and we may not be able to obtain supplies on favorable terms. In the event of a shortage of our raw materials, we may not be able to arrange for alternative sources of such materials on a timely basis or on equally favorable terms. For example, in 2021, we experienced significant raw material shortages, particularly of resin, which limited our fiberglass pool production and decreased our profitability. Although we have taken actions to increase and diversify our resin and other raw materials supply base, we may not succeed in procuring sufficient supply of resin and other raw materials that we need, which could result in lost sales and a decline in our profitability.

In addition, increases in the cost of the raw materials used to manufacture our products could adversely affect our operating results. The cost of some of the raw materials we use in the manufacture of our products, such as steel, is subject to price volatility. Changes in prices of our raw materials have a direct impact on our cost of sales. Accordingly, we are exposed to the risk of increases in the market prices of raw materials used in the manufacture of our products. If we are unable to increase our prices or experience a delay in our ability to increase our prices or to recover such increases in our costs, our gross profit will suffer. In addition, increases in the price of our products to compensate for increased costs of raw materials may reduce demand for our products and adversely affect our competitive position.

The current outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, has caused, and may continue to cause, disruption to our business and operations.

Any outbreaks of contagious diseases, public health epidemics or pandemics and other adverse public health developments could have a material adverse effect on our business, financial condition and results of operations. COVID-19 has spread across the globe, including every state in the United States.

In response to the COVID-19 pandemic, governmental authorities, including in all of the jurisdictions in which we operate, took measures to limit the spread of the outbreak, including mandatory business closures, travel restrictions, quarantines, declarations of states of emergency, “stay-at-home” or “shelter-in-place” orders and social distancing protocols, seeking voluntary facility closures and/or other restrictions. These restrictions and the potential reintroduction of similar restrictions could materially adversely affect our ability, and our customers’ and suppliers’ ability, to adequately staff, manage and maintain their respective businesses. Given the seasonality inherent in our business, the impact of such restrictions on our business would be particularly severe if the timing coincides with the peak months of swimming pool use and pool installation and maintenance. The COVID-19 pandemic or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:

●	a general decline in consumer confidence, increase in unemployment rates and financial distress of consumers negatively impacting demand for our products;
●	our customers experiencing diminished financial condition or financial distress, which reduces their demand for our products, and potentially renders them unable to meet their payment obligations to us in a timely manner or at all;

●	delays or disruptions and temporary suspensions of our operations and those of our suppliers and building contractors that consumers use to install our pools;
●	disruptions or delays in our supply chain, which may result in the need to seek alternative suppliers, who may be more expensive or may not be available at all;
●	increase in our operating costs and reduction of efficiency due to measures that we have taken and will likely continue to take to address the COVID-19 pandemic, including, among other things, providing additional safety equipment, enhancing facility cleaning, switching our office employees to remote working, enacting and enforcing employee physical distancing protocols in our factories and reducing the need for face-to-face interactions, providing enhanced employee benefits and possibility of increased overhead or other expenses resulting from compliance with any future government orders or other measures enacted in response to the COVID-19 pandemic;
●	continued or repeated closures of borders, impositions of prolonged quarantines and further restrictions on travel and business activity, which could materially impair our ability to support our operations, to source supplies through our supply chain, to identify, pursue and capture new business opportunities, and restrict the ability of our employees to access their workplaces;
●	impairment or restructuring charges;
●	inability to comply with financial covenants in our debt agreements;
●	difficulty accessing the capital markets on attractive terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and
●	the potential negative impact on the health of our highly qualified personnel.

Our management of the impact of the COVID-19 pandemic has required, and will continue to require, significant investment of time by our management and employees. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic and the resulting governmental and other measures. The foregoing and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this Annual Report, and any of these impacts could materially adversely affect our business, financial condition and results of operations.

Mandatory COVID-19 vaccination of employees could impact our workforce and suppliers and have a material adverse effect on our business and results of operations.

Effective November 5, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“OSHA Regulation”) requiring all employers with at least 100 employees (“Covered Employers”) to implement a COVID-19 vaccination policy that requires their employees be fully vaccinated or tested weekly. Under the OSHA Regulation, Covered Employers must require their employees to be vaccinated or to undergo weekly COVID-19 testing and wear a face covering at work.  Covered Employers, such as us, will be required to provide paid time off to workers to get vaccinated and allow for paid leave to recover from any side effects. The OSHA Regulation also requires Covered Employers to (i) determine the vaccination status of each employee, (ii) obtain acceptable proof of vaccination status from vaccinated employees and maintain records of such vaccinations and (iii) require employees to provide prompt notice when they test positive for COVID-19 or receive a COVID-19 diagnosis. Covered Employers are required to comply with most of the requirements of the OSHA Regulation by January 10, 2022, and must comply with the testing requirement by February 9, 2022. Failure to comply with the OSHA Regulation may result in fines.

The OSHA Regulation has been subject to multiple legal challenges, which have delayed its implementation. Most recently, the United States Supreme Court reinstated the injunction on the implementation of the OSHA Regulation on January 13, 2022. On January 25, 2022, OSHA announced the withdrawal of the OSHA Regulation as an enforceable temporary standard but not as a proposed rule effective January 26, 2022. We anticipate that further litigation and other actions challenging aspects of the OSHA Regulation may materialize with OSHA seeking to enforce the OSHA Regulation in court. We anticipate that OSHA and other branches of the federal government may seek to effectuate a substantially similar iteration of the OSHA Regulation or alternatively seek alternative avenues for vaccination or testing requirements in the event the legal enforceability of the OSHA Regulation continues to be denied. Therefore it is not currently possible to predict with certainty the exact impact of the OSHA Regulation or of any substantially similar iteration of the OSHA Regulation on our business. The OSHA Regulation or similar mandatory vaccination or testing requirements that may become applicable to our employees may result in employee attrition, including attrition of critically skilled labor, difficulty in obtaining services and equipment from impacted suppliers, and increased costs which could have a material adverse effect on our business, financial condition and results of operations.

We depend on third parties for transportation services to some extent, and the lack of availability of and/or increases in the cost of transportation could have a material adverse effect on our business and results of operations.

Our business depends on the transportation of both finished goods to our customers and the transportation of raw materials to us primarily through the use of flatbed trucks and rail transportation. We rely partially on third parties for transportation of these items. The availability of these transportation services is subject to various risks, including those associated with supply shortages, change in fuel prices, work stoppages, operating hazards and interstate transportation regulations. In particular, a significant portion of our finished goods is transported by flatbed trucks, which are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations based on market conditions and the price of fuel.

If the required supply of transportation services is unavailable when needed, we may be unable to sell our products when they are requested by our customers. In that event, we may be required to reduce the price of the affected products, seek alternative and, potentially more costly, transportation services or be unable to sell the affected products. Similarly, if any of these transportation providers were unavailable to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, a significant increase in transportation rates or fuel surcharges could adversely affect our profitability. Any of these events could have a material adverse effect on our business and results of operations.

Product quality, warranty claims or safety concerns and other claims in the ordinary course of business could negatively impact our sales, lead to increased costs and expose us to litigation.

Product quality issues could negatively impact consumer confidence in our brands and our business. If our product offerings do not meet applicable legal standards or consumers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Since we provide various warranties on our products, generally ranging from five years to lifetime warranties, we become liable for warranty obligations should problems arise. Warranty obligations in excess of our reserves could have a material adverse effect on our financial condition and results of operations. Actual, potential or perceived product safety concerns, including health-related concerns, could expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities.

We are also involved or may be involved in various disputes, litigation and regulatory matters incidental to and in the ordinary course of our business, including employment matters, personal injury claims, intellectual property disputes, commercial disputes, government compliance matters, environmental matters, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such matters as they arise. While the impact of this litigation has or may be immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.

Our business operations could suffer if we fail to protect adequately our intellectual property rights, and we may experience claims by third parties that we are violating their intellectual property rights.

We rely on trademark and service market protection to protect our brands and we have registered or applied to register many of these trademarks and services marks. In the event that our trademarks or service marks are successfully challenged and we lose the rights to use those trademarks or service marks, or if we fail to prevent others from using them (or similar marks), we could be forced to rebrand our products, requiring us to devote resources to advertising and marketing new brands. In addition, we cannot be sure that any pending trademark or service mark applications will be granted or will not be challenged or opposed by third parties.

We generally rely on a combination of unpatented proprietary know-how and trade secrets and, to a lesser extent, patents to preserve our position in the market. Because of the importance of our proprietary know-how and trade secrets, we employ various methods to protect our intellectual property, such as entering into confidentiality agreements with third parties, and controlling access to, and distribution of, our proprietary information. We may not be able to deter current and former employees, contractors and other parties from breaching confidentiality obligations and misappropriating proprietary information. It is difficult for us to monitor unauthorized uses of our products and technology. Accordingly, these protections may not be adequate to prevent competitors from copying, imitating or reverse engineering our products or from developing and marketing products that are substantially equivalent to or superior to our own.

In addition, we have applied for patent protection relating to certain products, processes and services or aspects thereof. We cannot be sure that any of our pending patent applications will be granted or that any patents issued as a result of our patent applications will be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.

Moreover, since our patents, trademarks and service marks are primarily registered in the United States and Canada, we may not be successful in asserting patent or trademark protection in other countries.

If third parties take actions that affect our rights or the value of our intellectual property or proprietary rights, or if we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to offer competitive products at lower prices, and we may not be able to effectively compete against these companies. In addition, if any third party copies or imitates our products in a manner that affects customer or consumer perception of the quality of our products, or of engineered products generally, our reputation and sales could suffer whether or not these violate our intellectual property rights.

In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. Any such claim, even if it is without merit, could be expensive and time-consuming to defend and could divert the time and attention of our management. An intellectual property claim against us that is successful could cause us to cease making or selling products that incorporate the disputed intellectual property, require us to redesign our products, which may not be feasible or cost effective, and require us to enter into costly royalty or licensing arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to enhance existing products and/or technology and develop and market, including via our digital marketing strategy, new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.

We seek to generate net sales growth through enhancement of existing products and development of new products and through digital strategies and marketing. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and technologies and develop new innovative products and marketing strategies for the markets in which we compete. Product development requires significant financial, technological, and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological, product, and manufacturing process levels, and we may not be able to timely develop and introduce product improvements or new products. Our competitors’ new products may beat our products to market, be higher quality or more reliable, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We depend on our ability to attract, develop and retain highly qualified personnel.

Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. Competition for these individuals in our manufacturing markets is intense and supply is limited. Since we operate in a competitive labor market, there is a risk that market increases in compensation could have an adverse effect on our business. We may not succeed in identifying, attracting, or retaining qualified personnel on a cost-effective basis. The loss or interruption of services of any of our key personnel, inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition and results of operations.

We conduct business internationally, which exposes us to additional risks.

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, which accounted for 22.0% of our net sales in 2021, expose us to certain additional risks, including:

●	difficulty in staffing international subsidiary operations;
●	different political, economic and regulatory conditions;
●	local laws and customs;
●	violations of anti-bribery and anti-corruption laws, such as the United States Foreign Corrupt Practices Act;
●	violations of economic sanctions laws, such as the regulations enforced by the U.S. Department of The Treasury’s Office of Foreign Assets Control;
●	currency fluctuations;
●	limitations on our ability to enforce legal rights and remedies with third parties or partners outside the United States;

●	adverse tax consequences; and
●	dependence on other economies.

For foreign-sourced products, we may be subject to certain trade restrictions that would prevent us from obtaining products. There is also a greater risk that we may not be able to access products in a timely and efficient manner. Fluctuations in other factors relating to international trade, such as tariffs, transportation costs and inflation are additional risks for our international operations.

We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, financial reporting, collections and cost management. Our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption by fire, natural disasters, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms or other malicious acts, as well as human error, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services.

Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone sales.

In addition, we may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our growth and changing needs, and may experience unanticipated delays, complications and expenses in implementing and integrating our systems. Any interruptions in operations would adversely affect our ability to properly allocate resources and deliver our products, which could result in customer dissatisfaction. The failure to successfully implement and maintain information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our sales and profit margins.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.

We receive, store and process personal information and other customer information, or personal information and other data from and about our customers, prospective customers, our employees, applicants for employment and other individuals with whom we do business. There are numerous laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act and the Controlling the Assault of Non-Solicited Pornography And Marketing Act, and similar state consumer protection laws. We generally seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The United States, Canada, Australia, New Zealand, the European Union, the United Kingdom and other countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information could result in increased compliance costs.

Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

Our insurance coverage may be inadequate to protect against the potential hazards inherent to our business.

We maintain property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from interruptions in our production capability or product liability claims relating to the products we manufacture. Premiums and deductibles for some of our insurance policies have been increasing and may, in the future, increase substantially. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. Our insurers could also deny coverage for claims. In addition, we self-insure health benefits, and although we have stop-loss policy in place to limit exposure, we may be adversely impacted by unfavorable claims experience. If the number or severity of health claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. Our future health claims expense might exceed historical levels, which could reduce our earnings. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed or for which we self-insure, our business, financial condition and results of operations could be materially adversely affected.

We continuously evaluate and may in the future enter into additional strategic transactions. Any such transaction could happen at any time, be material to our business and take any number of forms, including, for example, an acquisition, merger, sale of certain of our assets, refinancing, or other recapitalization or material strategic transaction. Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters.

The success of potential acquisitions or mergers will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing business, including the acquisitions of Radiant in November 2021 and GLI in October 2020 and the purchase of a 28% equity interest in Premier Pools & Spas in October 2020 (which was reduced in connection with a partial sale to 20.1% on August 6, 2021). On December 17, 2021, Premier Pools & Spas issued additional non-voting common units. Our ownership interest in Premier Pools & Spas after the issuance of additional non-voting common units is 18.2% while our voting interest remains 20.1%. Even if we are successful in integrating acquired businesses, these integrations may not result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. We may have difficulty implementing systems of internal controls in acquired businesses or equity investees that may not have such systems in place, or merging different accounting and financial reporting systems with ours. In addition, acquired businesses may have unanticipated liabilities or contingencies.

We may, from time to time, consider disposing of assets. We may not be able to dispose of any such assets on terms that are attractive to us, or at all, which could materially adversely impact our financial condition or results of operation. In addition, to the extent we consummate an agreement for the sale and disposition of an asset or asset group, we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing for such dispositions and could result in disruptions to our operations and/or claims for damages, among other things.

If we complete an acquisition, merger, sale of certain assets, refinancing, recapitalization or material strategic transaction, we may require additional financing that could result in an increase in the aggregate amount and/or cost of our debt. The aggregate principal amount of our debt that we may issue may be significant. Moreover, the terms of any debt financing may be expensive.

An interruption of our production capability at one or more of our manufacturing facilities from accident, calamity or other causes, or events affecting the global economy, could adversely affect our business and results of operations.

We manufacture our products at a limited number of manufacturing facilities, and shifting production rapidly to another facility in the event of a loss of one of or a portion of one of our manufacturing facilities could lead to increased costs. A temporary or permanent loss of the use of one or more of our manufacturing facilities due to accidents, fire, explosions, labor issues, tornadoes, other weather conditions, natural disasters, condemnation, cancellation or non-renewals of leases, terrorist attacks or other acts of violence or war or otherwise could have a material adverse effect on our operating costs. An interruption in our production capabilities could also require us to make substantial capital expenditures to replace damaged or destroyed facilities or equipment. Any of these events could result in substantial repair costs and higher operating costs.

The nature of our business subjects us to compliance with employment, environmental, health, transportation, safety and other governmental regulations.

We are subject to regulation under federal, state, local and international employment, environmental, health, transportation and safety requirements, which govern such things as the manufacture of fiberglass pools, which is our key product. These laws regulate, among other things, air emissions, the discharge or release of materials into the environment, the handling and disposal of wastes, remediation of contaminated sites, worker health and safety and the impact of products on human health and safety and the environment. These laws also require us to obtain and maintain certificates, registrations, licenses, permits, and other regulatory approvals in order to conduct regulated activities, including the construction and operation of our facilities. Our products must also comply with local, state and international building codes and safety rules and regulations.

Failure to comply with these laws and regulations by us, our employees, our dealers and distributors and other business partners, including failure to obtain and maintain all required certificates, registrations, licenses, permits, and other regulatory approvals, may result in investigations, the assessment of administrative, civil and criminal fines, damages, delays, seizures, disgorgements, penalties or the imposition of injunctive relief. In particular, spills or other releases of regulated substances could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations. Under certain of such laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. Moreover, compliance with such laws and regulations in the future could prove to be costly. Although we presently do not expect to incur any capital or other expenditures relating to regulatory matters in amounts that may be material to us, we may be required to make such expenditures in the future. These laws and regulations have changed substantially and rapidly and we anticipate that there will be continuing changes.

The clear trend in environmental, health, transportation and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as emission of air pollutants. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. Our attempts to anticipate future regulatory requirements that might be imposed and our plans to remain in compliance with changing regulations and to minimize the costs of such compliance may not be as effective as we anticipate.

Risks Related to Our Industry

We face competition both from within our industry and from other outdoor living products and if we are not able to compete effectively, our prospects for future success will be jeopardized.

Within our industry, we directly compete against various regional and local pool manufacturing companies. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary outdoor living products, such as decks and patios, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. Given the density and demand for pools, some geographic markets that we serve tend to have a higher concentration of competitors than others, particularly California, Texas, Florida and Arizona and Australia. In addition, new competitors may emerge.

If one or more of our competitors were to merge, the change in the competitive landscape could adversely affect our competitive position. Consolidation by industry participants could increase their resources and result in competitors with expanded market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which may allow them to compete more effectively against us. In addition, our competitors may develop products that are superior to our products (on a price-to-value basis or otherwise) or may adapt more quickly to new technologies or evolving customer requirements. If we do not compete effectively, our net sales, margins, and profitability and our future prospects for success may be harmed.

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.

The current U.S. administration has signaled support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. For example, the United States has increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel imports pursuant to Section 232 of the Trade Expansion Act of 1962. These tariffs could result in interruptions in the supply chain and impact costs and our gross margins. We procure certain raw materials we use in the manufacturing of our products directly or indirectly from outside of the United States. The imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating results could be materially adversely affected.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2021, we have $284.0 million face value of indebtedness in the form of the Amended Term Loan outstanding under the Credit Agreement and $30.0 million of availability under the Revolving Credit Facility under the Credit Agreement (each as defined below). On February 23, 2022, we entered into the New Credit Agreement (as defined below) and used proceeds under the New Credit Agreement to repay and replace $294.0 million under, and terminate, the Credit Agreement and for general corporate purposes. As of February 23, 2022, we have $325.0 million face value of indebtedness in the form of a term loan outstanding under the New Credit Agreement, $10.0 million of indebtedness in the form of borrowings under the New Revolving Credit Facility (as defined below) and $65.0 million of availability under the New Revolving Credit Facility under the New Credit Agreement. Our obligations under the New Credit Agreement are secured by substantially all of our and our subsidiaries’ assets. Subject to the limits contained in the New Credit Agreement, we may be able to incur substantial additional debt from time to time to finance capital expenditures, investments, acquisitions, or for other purposes. If we do incur substantial additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of indebtedness could have important consequences, including:

●	limiting our ability to obtain additional financing to fund capital expenditures, investments, acquisitions or other general corporate requirements;
●	requiring a substantial portion of our cash flow to be dedicated to payments to service our indebtedness instead of other purposes, thereby reducing the amount of cash flow available for capital expenditures, investments, acquisitions and other general corporate purposes;
●	increasing our vulnerability to and the potential impact of adverse changes in general economic, industry and competitive conditions;
●	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
●	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and
●	increasing our costs of borrowing.

In addition, the financial and other covenants we agreed to in the New Credit Agreement may limit our ability to incur additional indebtedness, make investments, and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

Our New Credit Agreement has restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.

Unless and until we repay all outstanding borrowings under our New Credit Agreement we will remain subject to the restrictive terms of these borrowings. The New Credit Agreement contains a number of covenants, including a financial covenant that requires us to maintain a certain first lien net leverage ratio if the outstanding usage under the New Revolving Credit Facility (as defined below) exceeds 40% of the commitments under the New Revolving Credit Facility, tested quarterly. These covenants limit the ability of certain of our subsidiaries to, among other things:

●	sell assets;
●	engage in mergers, acquisitions, and other business combinations;
●	declare dividends or redeem or repurchase capital stock;
●	incur, assume, or permit to exist additional indebtedness or guarantees;
●	make loans and investments;
●	incur liens; and
●	enter into transactions with affiliates.

Our ability to satisfy the financial ratio can be affected by events beyond our control, and we may not satisfy such a test. A breach of covenants could result in a default under the New Credit Agreement. By reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If amounts owed under the New Credit Agreement are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the assets securing the New Credit Agreement.

No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing. In addition, the New Credit Agreement contains restrictive covenants that limit our subsidiaries from making dividend payments, loans or advances to the Company, unless certain conditions are met. Our failure to comply with such covenants may result in default, which could result in the acceleration of all our debt.

Our indebtedness is variable rate, subjecting us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under the New Credit Agreement accrue interest at variable rates and expose us to interest rate risk. Interest rates may fluctuate in the future. As a result, although we hedged most of our interest rate exposure under the New Credit Agreement, interest rates on the New Credit Agreement or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Developments with respect to the London Interbank Offered Rate (“LIBOR”) may affect our borrowings under our debt facilities.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Concurrently, the United Kingdom’s Financial Conduct Authority announced the cessation or loss of representativeness of the U.S. dollar LIBOR tenors from those dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. While we continue to monitor market developments to assess replacement rate options, the consequences of these developments with respect to LIBOR cannot be entirely predicted and may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and you may not be able to resell our common stock at or above the price you paid.

Our stock price may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

●	a slowdown in the housing market or the general economy;
●	U.S. and international regulatory, political and economic factors unrelated to our performance;
●	market conditions in the broader stock market, including in relation to the COVID-19 pandemic;
●	actual or anticipated quarterly or annual variations in our results of operations from those of our competitors;

●	actual or anticipated changes in our growth rate relative to our competitors;
●	changes in net sales or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
●	fluctuations in the values of companies perceived by investors to be comparable to us;
●	competition from existing technologies and products or new technologies and products that may emerge;
●	developments with respect to intellectual property rights;
●	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;
●	our commencement of, or involvement in, litigation or governmental investigations;
●	additions or departures of key management or technical personnel;
●	changes in governmental regulations applicable to the market we serve;
●	guidance, if any, that we may provide to the public, any changes in this guidance or our failure to meet this guidance;
●	tax developments;
●	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;
●	public response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission (the “SEC”);
●	default under agreements governing our indebtedness;
●	exchange rate fluctuations;
●	other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events; and
●	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our common stock to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results may negatively affect the market price and liquidity of our stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

In addition, the stock markets, and the market for growth stocks in particular, have from time to time experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. You may not realize any return on your investment in us and may lose some or all of your investment.

We will continue to incur increased costs as a result of operating as a public company and our management will continue to be required to devote substantial time to new compliance initiatives, investor relations and corporate governance practices.

As a public company, we have and will continue to incur significant legal, accounting, administrative and other costs and expenses that we have not previously incurred or had experience with as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including establishment and maintenance of effective disclosure controls and procedures and internal control over financial reporting and corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Shareholder activism, the political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel may need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements and appropriately training our employees and management. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to such companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and may remain an “emerging growth company” until December 31, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues equals or exceeds an amount specified by regulation (currently $1.07 billion) or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in this Annual Report. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to take advantage of this extended transition period and therefore will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile and it may be difficult for us to raise additional capital if and when we need it.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

The Pamplona Fund and the Wynnchurch Funds continue to control a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	a majority of the board of directors consist of independent directors;
●	the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

We intend to utilize these exemptions as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ. After we cease to be a “controlled company,” we will be required to comply with the above referenced requirements within one year.

Our Principal Stockholders continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

Pamplona Capital Partners V, L.P., an investment fund (the “Pamplona Fund”) managed by affiliates of Pamplona Capital Management, LLC (together with its respective subsidiaries and affiliates, “Pamplona”) and Wynnchurch Capital Partners IV, L.P. (“Wynnchurch IV”) and WC Partners Executive IV, L. P. (“WC Executive”) (collectively, the “Wynnchurch Funds”) managed by affiliates of Wynnchurch Capital, L.P. (together with its respective subsidiaries and affiliates, “Wynnchurch”) are currently our majority stockholders (the “Principal Stockholders”). Affiliates of our Principal Stockholders together own approximately 55.9% of the outstanding shares of our common stock as of March 1, 2022. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

●	the election and removal of directors and the size of our board of directors;
●	any amendment of our articles of incorporation or bylaws; or
●	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

In addition, our Principal Stockholders have certain board nomination rights that will enable them to exercise substantial control over all corporate actions. Pamplona has the right to nominate to our board of directors a number of designees on a sliding scale depending on Pamplona’s affiliates’ ownership of our common stock, ranging from Pamplona being able to nominate at least a majority of the total number of directors so long as its affiliates beneficially own at least 50% of the shares of our common stock to Pamplona being able to nominate at least 10% of the total number of directors as long as its affiliates beneficially own at least 5%. For so long as Wynnchurch owns at least 5% of our common stock, Wynnchurch will have the right to appoint one director.

Moreover, ownership of our shares by affiliates of our Principal Stockholders may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder. For example, the concentration of ownership held by our Principal Stockholders could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. In addition, our Principal Stockholders are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Many of the companies in which our Principal Stockholders invest are franchisors and may compete with us for access to suitable locations, experienced management and qualified and well-capitalized franchisees. Our Principal Stockholders may acquire or seek to acquire assets complementary to our business that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue, and as a result, the interests of our Principal Stockholders may not coincide with the interests of our other stockholders. So long as our Principal Stockholders continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, our Principal Stockholders will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

Our organizational documents and Delaware law may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium on their shares.

Provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

●	providing that our board of directors will be divided into three classes, with each class of directors serving staggered three-year terms;
●	providing for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
●	empowering only the board to fill any vacancy on our board of directors (other than in respect of our Principal Stockholders’ directors (as defined below)), whether such vacancy occurs as a result of an increase in the number of directors or otherwise, if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
●	prohibiting stockholders from acting by written consent if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
●	to the extent permitted by law, prohibiting stockholders from calling a special meeting of stockholders if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders; and
●	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Additionally, our certificate of incorporation provides that we are not governed by Section 203 of the Delaware General Corporation Law (the “DGCL”), which, in the absence of such provisions, would have imposed additional requirements regarding mergers and other business combinations. However, our certificate of incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder, but such restrictions shall not apply to any business combination between our Principal Stockholders and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other.

Any issuance by us of preferred stock could delay or prevent a change in control of us. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.0001 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices, and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.

In addition, as long as our Principal Stockholders beneficially own at least a majority of the voting power of our outstanding common stock, our Principal Stockholders will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Together, these certificate of incorporation, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by our Principal Stockholders and their right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members or partners, have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our board of directors consists of nine members, six of whom are our Principal Stockholders’ directors. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by one of our Principal Stockholders to itself or its affiliated funds, the portfolio companies owned by such funds or any affiliates of a Principal Stockholder instead of to us. A description of our obligations related to corporate opportunities under our certificate of incorporation are more fully described in “Description of Capital Stock — Anti-Takeover Effects of Our Certificate of Incorporation and Bylaws and Certain Provisions of Delaware Law — Conflicts of Interest.”

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting your interest.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of NASDAQ. The requirements of these rules and regulations have increased and may continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

Our current controls and any new controls we develop may become inadequate because of growth in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior financial reporting periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act once we cease to be an emerging growth company. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our stock.

We have expended and anticipate we will continue to expend significant resources, and we expect to provide significant management oversight, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business and negatively impact our share price. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and we are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC, or for the year ending December 31, 2022. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock may have had relatively little experience with our company, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports covering us, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We do not anticipate paying any cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not currently anticipate declaring any cash dividends to holders of our common stock. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or of our certificate of incorporation or our bylaws or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. However, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. The forum selection provisions in our certificate of incorporation also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We recognize that the forum selection clause in our certificate of incorporation may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in our certificate of incorporation may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. However, the enforceability of similar forum provisions (including exclusive federal forum provisions for actions, suits or proceedings asserting a cause of action arising under the Securities Act) in other companies’ organizational documents has been challenged in legal proceedings and there is uncertainty as to whether courts would enforce the exclusive forum provisions in our certificate of incorporation. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock. In addition, a significant portion of our common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

If we sell, or any of our stockholders sells, a large number of shares of our common stock, or if we issue a large number of shares in connection with future acquisitions, financings or other circumstances, the market price of our common stock could decline significantly. Moreover, the perception in the public market that we or our stockholders might sell shares of our common stock could depress the market price of those shares.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances or sales of our shares will have on the market price of such shares. Sales of substantial amounts of our common stock, including sales by significant stockholders, and shares issued in connection with any additional acquisition, may adversely affect prevailing market prices for our common stock. Possible sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem necessary or appropriate.

As of December 31, 2021, we have 119,445,611 shares of common stock outstanding, 822,886 options outstanding, which are exercisable into approximately 822,886 shares of common stock, and 278,591 of restricted stock units outstanding which will result in the issuance of 278,591 shares of common stock, subject to vesting requirements.

As of March 1, 2022, the number of outstanding shares of common stock includes 81,335,573 outstanding shares that are “restricted securities,” as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144. We, all of our directors, executive officers, and certain of our stockholders have agreed to a 90-day lock-up period (subject to certain exceptions) that expires on April 7, 2022. Following the expiration of the applicable lock-up period, all of the issued and outstanding shares of our common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding periods, and other limitations of Rule 144. In addition, Barclays Capital Inc. and BofA Securities Inc., in their sole discretion, may release all or some portion of the common stock subject to lock-up agreements at any time and for any reason. Moreover, certain stockholders have certain demand registration rights that could require us to file registration statements in connection with sales of our common stock by such stockholder. Additionally, we filed a Form S-8 under the Securities Act, to register all common stock that we may issue under our equity compensation plans. After registration, these shares can be freely sold in the public market upon issuance, subject to the lock-up agreements described above. As restrictions on resale end, the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them or are released from the restrictions of the lock-up agreements prior to their expiration, which may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our headquarters are in Latham, New York. We have manufacturing and storage facilities in the United States, Canada, New Zealand and Australia. We believe our facilities are adequate and suitable for our current needs.

			Ownership
Location	Purpose	Size (Sq. ft.)	(owned or leased)
Adelaide, Australia	Storage facility	21,097*	Leased
Melbourne, Australia	Storage facility and office	5,942	Leased
Picton, Australia	Fiberglass facility	41,818	Leased
Sydney, Australia	Office	6,889	Leased
Yalta, Australia	Fiberglass facility	28,266	Leased
Ajax, Canada	Fiberglass steps	25,641	Leased
Brantford, Canada	Liners, steel panels and covers facility	113,360	Leased
Kingston, Canada	Fiberglass facility	3,600	Leased
Terrebonne, Canada	Warehouse/distribution	35,000	Leased
Hamilton, New Zealand	Fiberglass facility	18,912	Leased
Hamilton, New Zealand	Mold building facility	12,701	Leased
Williams, California	Fiberglass facility	67,734	Leased
Zephyrhills, Florida	Fiberglass facility	42,000	Leased
Suwanee, Georgia	Liners and covers facility	84,466	Leased
Fort Wayne, Indiana	Liners, kits and covers facility	161,000	Leased
Plainfield, Indiana	Automatic safety covers facility	99,288	Leased
De Witt, Iowa	Fiberglass facility	40,000	Leased
Bossier City, Louisiana	Liners and covers facility	47,334	Leased
Breaux Bridge, Louisiana	Fiberglass facility	22,463	Leased
Albany, New York	Aluminum kit facility	100,000	Leased
Albany, New York	Warehouse	7,650	Leased
Latham, New York	Headquarters, polymer panels and thermoformed steps facility	97,000	Owned
Queensbury, New York	Fiberglass depot	2,400	Leased
Scotia, New York	Liners and covers facility	122,543	Leased
Powells Point, North Carolina	Fiberglass depot	964	Leased
Rockingham, North Carolina	Fiberglass facility	45,330	Owned
Youngstown, Ohio	Warehouse — finished products	105,000	Leased
Youngstown, Ohio	Warehouse — raw materials	85,868	Leased
Youngstown, Ohio	Liners and covers facility	16,992	Leased
Fayetteville, Tennessee	Fiberglass facility	58,631	Owned
Odessa, Texas	Fiberglass facility	33,500	Leased
Lindon, Utah	Automatic safety covers facility	55,789	Leased
Jane Lew, West Virginia	Fiberglass facility	67,100	Leased
Jane Lew, West Virginia	Storage facility and office	18,000	Leased
*	Land Only

In addition to our existing facilities, we have commenced building a 170,000 square foot fiberglass manufacturing facility on a 148 acres site in Kingston, Loyalist Township in Ontario, Canada, with production expected to begin in 2023.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWIM” since April 23, 2021. Prior to that date, there was no public trading market for our common stock. On December 31, 2021, there were 32 registered holders of record of our common stock.

Dividends

We currently do not intend to pay cash dividends on our common stock. However, we may, in the future, decide to pay dividends on our common stock. Any declaration and payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and any other factors deemed relevant by our board of directors.

As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. Our ability to pay dividends will therefore be restricted as a result of restrictions on their ability to pay dividends to us under our New Credit Agreement and under other current and future indebtedness that we or they may incur. See “Risk Factors—Risks Relating Ownership of our Common Stock” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total return on our common stock since it began trading on the NASDAQ Global Select Market on April 23, 2021 with the cumulative total return of the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index. The graph assumes, in each case, an initial investment of $100 on April 23, 2021, based on the market price at the end of each month through and including December 31, 2021, and that all dividends paid by companies included in these indices have been reinvested. We did not pay any dividends during the period reflected in the graph.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” and our audited Consolidated Financial Statements and related Notes for the three years ended December 31, 2021, 2020 and 2019, included elsewhere in this Annual Report.

Cautionary Note Regarding Forward-Looking Statements

This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to secular shifts in consumer demand for swimming pools and spending on outdoor living spaces; slow pace of material conversion from concrete pools to fiberglass pools in the pool industry; general economic conditions and uncertainties affecting markets in which we operate and economic volatility that could adversely impact our business, including the COVID-19 pandemic; changes in access to consumer credit or increases in interest rates impacting consumers’ ability to finance their purchases of pools; the impact of weather on our business; our ability to attract new customers and retain existing customers; our ability to sustain further growth and to manage it effectively; the ability of our suppliers to continue to deliver the quantity or quality of materials sufficient to meet our needs to manufacture our products; the availability and cost of third-party transportation services for our products and raw materials; product quality issues; our ability to successfully defend litigation brought against us; our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties; failure to hire and retain qualified employees and personnel; exposure to risks associated with international sales and operations, including foreign currency exchange rates, corruption and instability; security breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other international conflicts, public health issues or natural catastrophes and accidents; risk of increased regulation of our operations, particularly related to environmental laws; fluctuations in our operating results; inability to compete successfully against current and future competitors; and other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under section titled “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report on Form 10-K and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are the largest designer, manufacturer and marketer of in-ground residential swimming pools in North America, Australia and New Zealand. We hold the #1 market position in North America in every product category in which we compete. We believe that we are the most sought-after brand in the pool industry and the only pool company that has established a direct relationship with the homeowner. We are Latham, The Pool CompanyTM.

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

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools, co-branded marketing programs and in-house training, as well as an operations platform consisting of over 2,300 employees across over 30 facilities.

The full resources of our company are dedicated to designing and manufacturing high-quality pool products with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers. As a result of this approach, 2021 marked our 12th consecutive year of net sales growth, Adjusted EBITDA growth and Adjusted EBITDA margin expansion. Net income does not adhere to this trend.

We conduct our business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers.

Recent Developments

Highlights for the year ended December 31, 2021

●	Increase in net sales of 56.3%, or $227.1 million, to $630.5 million for the year ended December 31, 2021, compared to $403.4 million for the year ended December 31, 2020.
●	Increase in net loss of $78.3 million, to $62.3 million for the year ended December 31, 2021, compared to a net income of $16.0 million for the year ended December 31, 2020, representing a 9.9% net loss margin for the year ended December 31, 2021.
●	Increase in Adjusted EBITDA (as defined below) of $56.0 million, to $139.8 million for the year ended December 31, 2021, compared to $83.8 million for the year ended December 31, 2020.

Debt Refinancing

On February 23, 2022, we entered into an agreement (the “New Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “New Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “New Term Loan Facility”) in an initial principal amount of $325.0 million. On the closing date, proceeds under the agreement were used to repay and replace $294.0 million under, and terminate, the Credit Agreement and for general corporate purposes.

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

Contemporaneously with the pricing of the IPO, on April 22, 2021, we put in place our Omnibus Incentive Plan, pursuant to which we granted to certain of our employees restricted stock awards, restricted stock units and option awards (the “Omnibus Plan”).

Secondary Offering

On January 11, 2022, we completed an offering of 13,800,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,800,000 additional shares of common stock, at a public offering price of $19.50 per share. All of the net proceeds from this offering were used to purchase 13,800,000 shares of our common stock from certain of our stockholders. In connection with the offering we incurred approximately $12.9 million in expenses, including underwriter fees.

Reorganization

Prior to the closing of the IPO, our parent entity, Latham Investment Holdings, LP (“Parent”) merged with and into Latham Group, Inc., with Latham Group, Inc. surviving the merger (the “Reorganization”). The purpose of the Reorganization was to reorganize our structure so that our existing investors would own only common stock rather than limited partnership interests in our Parent. In connection with the Reorganization, 194,207,115 Class A units of our Parent (“Class A units”) were converted into 97,187,596 shares of our common stock and 26,158,894 Class B units of our Parent were converted into 4,145,987 shares of common stock and 8,340,126 shares of restricted stock. The Reorganization was accounted for as a transaction between entities under common control and retrospectively applied.

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

Key Factors Affecting our Performance

Our results of operations and financial condition are affected by the following factors, which reflect our operating philosophy and focus on designing, manufacturing and marketing high quality and innovative pools and pool covers for the in-ground swimming pool market.

Volume of Products Sold

Our net sales depend primarily on the volume of products we sell during any given period, and volume is affected by the following items, among others:

●	Sales, distribution and marketing: While we have traditionally relied on our dealers and distributors to raise awareness of our products, we pioneered the first “direct-to-homeowner” digital and social marketing strategy that has transformed the homeowner’s purchase journey. Through this marketing strategy, we are able to create demand for our pools and generate and provide high quality, purchase-ready consumer leads to our dealer partners.

In order to strengthen our relationship with our loyal dealer partners, we have implemented “Latham Grand,” a key dealer strategy whereby we have secured exclusivity from over 250 of our largest dealers in North America, which also includes the nation’s largest franchised dealer network, Premier Pools & Spas. We also have a strong distribution network as a result of over 450 distributor branch locations that represent our products. Through our significant investments in partnerships with dealers and distributors and our consumer-oriented marketing efforts, we have created both a “push and pull” demand dynamic for our products in the marketplace. We invest in our exclusive dealers through localized marketing spend, co-branding opportunities, tailored offerings and priority lead generation. We also provide our dealers with enhanced product literature, in-store display samples and other initiatives to drive sales. We have directed a significant portion of our advertising spend to digital channels, including social media and search advertising. Our improved digital marketing engine has the ability to strategically target market spend and generate leads in territories where dealers have capacity to install more pools, markets where we are underpenetrated, or simply into the largest in-ground swimming pool markets. Our volume of product sales in a given period will be impacted by changes in our distribution platform, and by our ability to generate leads for our dealers.

●	Material conversion: We have continued to increase sales of our products through our focused efforts to drive material conversion and market penetration of our products, specifically our fiberglass pools, which continue to take market share from traditional concrete pools and enable dramatically improved economics for consumers, dealers and for pool installers. We believe that this will be a long-term trend toward material conversion from traditional concrete pools. We believe that our fiberglass pools offer a compelling value proposition due to their lower up-front and lifecycle cost of ownership, less maintenance, higher quality, lower usage of harsh chemicals, quicker installation and more convenient experience, compared to products manufactured from traditional materials, and we anticipate that sales of our fiberglass pool products will continue to benefit from material conversion. The success of our efforts to drive conversion during any given period will impact the volume of our products sold during that period.
●	Product Innovation: We continue to develop and introduce innovative products to accelerate material conversion and expand our markets. The continuous evolution and expansion of our product portfolio is critical to our sales growth, expanding market share and overall success. Our broad product offering allows dealers and distributors to offer consumers a wide variety of innovative pool shapes, depths and lengths. Specifically, our innovative fiberglass pool offering employs the most durable components, consisting of a carbon fiber, Kevlar and ceramic fiberglass build. Our use of innovative technology and premium materials result in long-lasting products that not only require lower up-front costs, but also save homeowners time and money from continuous maintenance throughout the product lifecycle. We believe that new products will enhance our ability to compete with traditional materials at a variety of price points, and we expect to continue to devote significant resources to developing innovative new products. The volume of our products sold during a given period will depend in part on our successfully introducing new products that generate additional demand, as well as the extent to which new products may impact our sales of existing products.

●	Economic conditions: Demand for our products is affected by a number of economic factors impacting our customers and consumers. The in-ground swimming pool market depends in part on home equity financing, and accordingly, the level of equity in homes will affect consumers’ ability to obtain a home equity line of credit and engage in backyard renovations that would result in purchases of our products. Demand for our products is also affected by the level of interest rates and the availability of credit, consumer confidence and spending, housing affordability, demographic trends, employment levels and other macroeconomic factors that may influence the extent to which consumers engage in renovations to their backyard, including pool installation projects to enhance the outdoor living spaces of their homes.
●	Seasonality and weather: Although we generally have demand for our products throughout the year, our business is seasonal, and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation and remodeling and repair activities. Calendar years having severe weather also may play a role in affecting sales growth, as particularly rainy or cold years tend to slow the volume of sales, including as a result of complicating conditions for pool installations. Catastrophic events, such as hurricanes, tornadoes, and earthquakes, can cause interruptions to our operations and these scenarios are at least partially mitigated by our geographic diversity, both across the United States and through international markets.

Pricing

In general, our products are priced to be competitive in the in-ground swimming pool market and to keep in line with changes in our input costs.

Cost and Availability of Materials

Raw material costs, including costs of PVC, galvanized steel, fiberglass, aluminum, carbon fiber, Kevlar fiber, various resins, gelcoat, polypropylene fabric, ceramic and roving, represent a majority of our cost of sales. Our contracts with key suppliers are typically negotiated on an annual basis. The cost of the raw materials used in our manufacturing processes is subject to volatility and has been affected by changes in supply and demand. We have no fixed-price contracts with any of our major vendors. We have not entered into hedges of our raw material costs at this time, but we may choose to enter into such hedges in the future.

Prices for spot market purchases are negotiated on a continuous basis in line with current market prices. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Changes in prices of our raw materials have a direct impact on our cost of sales.

In the second and third quarters of 2021, we experienced supply chain disruptions, especially for the resin used in making fiberglass pools. Due to the supply chain disruption, we experienced manufacturing inefficiencies and fixed cost deleverage, as well as lower margins due to lower fiberglass pool sales. Despite strong demand for our products, we estimate that the resin shortfall limited our North American fiberglass production to just 58% of our capacity in 2021.

We have worked with our existing suppliers to increase their shipments to us and have secured additional supplies of resin during the fourth quarter of 2021, with additional sources expected to begin supplying our operations in the first quarter of 2022. We have also increased our warehousing capacity for key raw materials to help mitigate any future supply issues. We believe that our efforts to secure our resin supply will allow us to ramp up production to match our order growth and to improve our sales mix through higher fiberglass pool sales.

We have also experienced raw material inflation in 2021. Although we have taken pricing action to minimize the impact on our profitability, we chose not to raise pricing of our fiberglass pools order backlog to protect our long-term relationships with our dealer partners, with the pricing increases applying only to new orders. This strategic decision resulted in a timing gap between raw material inflation and pricing actions that impacted our profitability in the year ended December 31, 2021. The gap between raw material inflation and pricing actions was a leading driver of gross margin compression in the year ended December 31, 2021. We expect that the gap will lessen as we work through our order backlog and the pricing action that we have taken will reverse the gross margin compression due to a higher gross margin from the sale of fiberglass pools, and an increase in gross margin from a higher mix of sales from fiberglass pools.

Acquisitions and Partnerships

On May 31, 2019, we acquired Narellan, a fiberglass pool manufacturer based in Australia with existing operations in Australia, New Zealand and Canada. The acquisition expanded our market share giving us a broader geographical footprint and an increase in dealer and franchise relationships.

On October 22, 2020, we acquired GLI, which specializes in manufacturing custom vinyl pool liners and safety covers. The acquisition expanded our liner and safety cover product offerings.

On November 24, 2021, we acquired Radiant Pools, a manufacturer of vinyl-lined and aluminum-walled swimming pools. The acquisition expands our product portfolio into vinyl-lined and aluminum-walled swimming pools.

The consolidated financial statements include the results of operations of the Narellan, GLI and Radiant acquisitions since their respective acquisition dates. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill.

On October 30, 2020, we entered into a long-term strategic partnership with and acquired a 28% equity interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools. In August 2021, we sold a portion of our interest in Premier Pools & Spas, retaining a post-sale ownership interest of 20.1%. On December 17, 2021, Premier Pools & Spas issued additional non-voting common units. Our ownership interest in Premier Pools & Spas after the issuance of additional non-voting common units is 18.2% while our voting interest remains 20.1%. The purpose of this investment in Premier Pools & Spas is to help expand our sales and distribution channels. Products are sold directly to the franchisees, third parties independent of Premier Pools and Spas, and are therefore not considered related party transactions. Our investment in Premier Pools & Spas is reflected as an equity method investment on our consolidated balance sheet as of December 31, 2021, and our proportionate share of earnings or losses of Premier Pools & Spas is recognized in earnings (losses) from equity method investment in our consolidated statement of operations on a three-month lag.

Product Mix

We seek to continue to enhance our gross margins by improving the mix of products we sell, improving efficiency across our operations, including by investing in, and expanding, our digitally-enabled lead sourcing capabilities, expanding our specialized training opportunities, such as “Latham University,” and sales support initiatives, such as localized digital marketing spend, co-branding, enhanced product literature, in-store display samples and social media initiatives.

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. In response to the COVID-19 pandemic, federal, state and local governments put in place travel restrictions, quarantines, “shelter-in-place” orders, and various other restrictive measures in an attempt to control the spread of the disease. Such restrictions or orders have resulted in, and continue to result in, business closures, work stoppages, slowdowns and delays, among other measures that affect our operations, as well as customer demand and the operations of our suppliers.

Since the onset of the COVID-19 pandemic, we have been focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. While the COVID-19 pandemic presents very serious concerns for our business and operations, our employees and their families, our customers and our suppliers, we believe that we are adapting well to the wide-ranging changes that the global economy is currently undergoing, and we remain confident that we will continue to maintain business continuity, produce and sell our products safely and in compliance with applicable laws and governmental orders and mandates, maintain our robust and flexible supply chains and be in a strong position to maintain financial flexibility in the event of a potentially extended economic downturn.

To mitigate the impact of the COVID-19 pandemic on our business, we increased frequency and intensity of cleaning of our properties, implemented policies to enable our factory employees to work flexible working hours, shifted our corporate employees to remote work, temporarily stopped hiring, temporarily cut salaries (which cuts we repaid to our employees later in the year), and have greatly reduced travel for our employees. Substantially all of our plants have remained operational throughout the pandemic. We did not experience any significant impacts on our liquidity as a result of the COVID-19 pandemic.

Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations, we expect that these measures may not fully mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations. We cannot predict the degree to, or the period over, which we will be affected by the pandemic and resulting governmental and other measures. The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation closely. As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Risk Factors” in this Annual Report. See “Risk Factors — Risks Related to Our Operations — The current outbreak of the COVID-19, or the future outbreak of any other highly infectious or contagious diseases, has caused, and may continue to cause, disruption to our business and operations” for a further discussion of the adverse impacts of the COVID-19 pandemic on our business.

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

Each product shipped is considered to be one performance obligation. With the exception of our extended service warranties and our custom product contracts, we recognize our revenue when control of our promised goods is transferred to our customers (dealer in one-step distribution channel or distributor in two-step distribution channel), either upon shipment or arrival at our customer’s destination depending upon the terms of the purchase order. Sales are recognized net of any estimated rebates, returns, allowances, cash discounts or other sales incentives. Revenue that is derived from our extended service warranties, which are separately priced and sold, is recognized over the term of the contracts. Revenue from custom products is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. See “— Critical Accounting Policies and Estimates — Revenue Recognition.”

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

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish our annual management incentive bonus plan compensation and to compare our performance against that of other peer companies using similar measures. We define Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) management fees, (vii) stock-based compensation expense, (viii) unrealized (gains) losses on foreign currency transactions, (ix) strategic initiative costs, (x) acquisition and integration related costs, (xi) other and (xii) IPO costs. We believe excluding these items allows for better comparison of our financial results across reporting periods.

We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Our definitions of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies.

We believe Adjusted EBITDA and Adjusted EBITDA margin are useful measurements for investors as they help identify underlying trends that could otherwise be masked by certain expenses that we do not consider indicative of our ongoing operating performance. We also use Adjusted EBITDA and Adjusted EBITDA margin for planning purposes, assessing our financial performance, and other strategic decisions. For a discussion of Adjusted EBITDA and Adjusted EBITDA margin and the limitations on their use, and the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, and our calculation of Adjusted EBITDA margin see “— Non-GAAP Financial Measures” below.

Results of Operations

Year ended December 31, 2021 Compared to Year ended December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
						Change
		% of		% of	Change	% of
	2021	Net Sales	2020	Net Sales	Amount	Net Sales

	(dollars in thousands)
Net sales	$630,456	100.0%	$403,389	100.0%	$227,067	—%
Cost of sales	426,294	67.6%	260,616	64.6%	165,678	3.0%
Gross profit	204,162	32.4%	142,773	35.4%	61,389	(3.0)%
Selling, general and administrative expense	217,775	34.5%	85,527	21.2%	132,248	13.3%
Amortization	22,566	3.6%	17,347	4.3%	5,219	(0.7)%
(Loss) income from operations	(36,179)	(5.7)%	39,899	9.9%	(76,078)	(15.6)%
Other expense (income):
Interest expense	24,433	3.9%	18,251	4.5%	6,182	(0.6)%
Other (income) expense, net	(4,860)	(0.8)%	(1,111)	(0.3)%	(3,749)	(0.5)%
Total other expense (income), net	19,573	3.1%	17,140	4.2%	2,433	(1.1)%
Earnings from equity method investment	2,222	0.3%	—	—%	2,222	0.3%
(Loss) income before income taxes	(53,530)	(8.5)%	22,759	5.7%	(76,289)	(14.2)%
Income tax expense	8,818	1.4%	6,776	1.7%	2,042	(0.3)%
Net (loss) income	$(62,348)	(9.9)%	$15,983	4.0%	$(78,331)	(13.9)%
Adjusted EBITDA	$139,819	22.2%	$83,836	20.8%	$55,983	1.4%

Net Sales

Net sales was $630.5 million for the year ended December 31, 2021, compared to $403.4 million for the year ended December 31, 2020. The $227.1 million, or 56.3%, increase in net sales was due to a $171.7 million increase from volume and a $55.4 million increase from pricing. The $171.7 million volume increase spanned our product lines and was primarily attributable to strong market demand, homeowner preferences for Latham’s products, and expanded strategic partnerships within our network of dealers, and also includes $68.5 million due to having a full year of GLI’s net sales in our net sales in the year ended December 31, 2021. The increase in total net sales across our product lines was $131.1 million for in-ground swimming pools, $47.6 million for covers and $48.4 million for liners.

Cost of Sales and Gross Margin

Cost of sales was $426.3 million for the year ended December 31, 2021, compared to $260.6 million for the year ended December 31, 2020, and increased as a percentage of net sales by 3.0%. Gross margin decreased by 3.0% to 32.4% for the year ended December 31, 2021, compared to 35.4% for the year ended December 31, 2020. The $165.7 million, or 63.6%, increase in cost of sales was primarily the result of the overall increase in sales volume, cost inflation and $8.7 million of non-cash stock-based compensation expense. The 3.0% decrease in gross margin was primarily driven by supply chain headwinds, strategic decisions around re-pricing our order backlog, and stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense was $217.8 million for the year ended December 31, 2021, compared to $85.5 million for the year ended December 31, 2020, and increased as a percentage of net sales by 13.3%. The $132.3 million, or 154.6% increase in selling, general and administrative expense was primarily due to a $118.3 million increase in stock-based compensation expense, $5.1 million in wages from an increase in headcount, particularly for customer-facing activities to support future business growth, a $5.1 million increase in expense related to the acquisition of GLI, a $2.2 million increase due to legal, accounting and professional fees incurred in connection with our IPO that were not capitalizable, and ongoing public company costs.

Amortization

Amortization was $22.6 million for the year ended December 31, 2021, compared to $17.3 million for the year ended December 31, 2020. The $5.3 million, or 30.1% increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisitions of GLI and Radiant in October 2020 and November 2021, respectively.

Interest Expense

Interest expense was $24.4 million for the year ended December 31, 2021, compared to $18.3 million for the year ended December 31, 2020. The $6.1 million, or 33.9% increase in interest expense was primarily due to an increase in the average outstanding balance of long-term debt and amortization from increased deferred financing fees and discount from entering into an amendment to the Term Loan, compared to the year ended December 31, 2020.

Other (Income) Expense, Net

Other (income) expense, net was ($4.9) million for the year ended December 31, 2021, compared to ($1.1) million for the year ended December 31, 2020. The ($3.8) million increase in other (income) expense, net was primarily due to a $4.8 million gain related to the partial sale of our equity method investment, partially offset by a $1.0 million unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investments

Earnings from equity method investment of Premier Pools & Spa was $2.2 million for the year ended December 31, 2021, compared to no equity in net earnings of Premier Pools & Spa for the year ended December 31, 2020 as the equity method investment was made in October 2020 and we record our proportionate share of earnings or losses in Premier Pools & Spa on a three-month lag.

Income Tax Expense

Income tax expense was $8.8 million for the year ended December 31, 2021, compared to $6.8 million for the year ended December 31, 2020. Our effective tax rate was (16.5)% for the year ended December 31, 2021, compared to 29.8% for the year ended December 31, 2020. For the year ended December 31, 2021, the effective tax rate differed from the statutory tax rate primarily due to non deductible stock compensation of $25.7 million, partially offset by $12.7 million benefit related to the release of the valuation allowance on Canadian deferred tax assets. For the year ended December 31, 2020, the effective tax rate was higher than the statutory tax rate primarily due to various non deductible expenses.

Net (Loss) Income

Net loss was $62.3 million for the year ended December 31, 2021, compared to $16.0 million of net income for the year ended December 31, 2020. The $78.3 million, or 490.1% increase in net loss was primarily due to the factors described above.

Net (Loss) Income Margin

Net loss margin was 9.9% for the year ended December 31, 2021, compared to net income margin of 4.0% for the year ended December 31, 2020. The 13.9% increase in net loss margin was due to a $78.3 million increase in net loss and a $227.1 million increase in net sales, compared to the year ended December 31, 2020 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $139.8 million for the year ended December 31, 2021, compared to $83.8 million for the year ended December 31, 2020. The $56.0 million, or 66.8% increase in Adjusted EBITDA was primarily due to the increase in net sales. For a discussion of Adjusted EBITDA and Adjusted EBITDA margin and the limitations on their use, and the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, and our calculation of Adjusted EBITDA margin see “— Non-GAAP Financial Measures” below.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 22.2% for the year ended December 31, 2021, compared to 20.8% for the year ended December 31, 2020. The 1.4% increase in Adjusted EBITDA margin was primarily due to a $56.0 million increase in Adjusted EBITDA and an $227.1 million increase in net sales, compared to the year ended December 31, 2020.

Year ended December 31, 2020 Compared to Year ended December 31, 2019

	Year Ended December 31,
						Change
		% of		% of	Change	% of
	2020	Net Sales	2019	Net Sales	Amount	Net Sales

	(dollars in thousands)
Net sales	$403,389	100.0%	$317,975	100.0%	$85,414	—%
Cost of sales	260,616	64.6%	219,819	69.1%	40,797	(4.5)%
Gross profit	142,773	35.4%	98,156	30.9%	44,617	4.5%
Selling, general and administrative expense	85,527	21.2%	57,388	18.0%	28,139	3.2%
Amortization	17,347	4.3%	15,643	5.0%	1,704	(0.7)%
Income from operations	39,899	9.9%	25,125	7.9%	14,774	2.0%
Other expense (income):
Interest expense	18,251	4.5%	22,639	7.1%	(4,388)	(2.6)%
Other (income) expense, net	(1,111)	(0.3)%	(300)	(0.1)%	(811)	(0.2)%
Total other expense (income), net	17,140	4.2%	22,339	7.0%	(5,199)	(2.8)%
Income before income taxes	22,759	5.7%	2,786	0.9%	19,973	4.8%
Income tax expense (benefit)	6,776	1.7%	(4,671)	(1.4)%	11,447	3.1%
Net income	$15,983	4.0%	$7,457	2.3%	$8,526	1.7%
Adjusted EBITDA	$83,836	20.8%	$61,050	19.2%	$22,786	1.6%

For discussion on comparison of the fiscal years ended December 31, 2020 and 2019, see the Results of Operations section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Prospectus, which was filed with the SEC on January 7, 2022.

Non-GAAP Financial Measures

We track our non-GAAP financial measures to monitor and manage our underlying financial performance. The following discussion includes the presentation of Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures that exclude the impact of certain costs, losses and gains that are required to be included in our profit and loss measures under GAAP. Although we believe these measures are useful to investors and analysts for the same reasons it is useful to management, as discussed below, these measures are neither a substitute for, nor superior to, U.S. GAAP financial measures or disclosures. Other companies may calculate similarly-titled non-GAAP measures differently, limiting their usefulness as comparative measures. To address these limitations, we have reconciled Adjusted EBITDA to the applicable most comparable GAAP measure, net income, throughout this Annual Report.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our board of directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) management fees, (vii) stock-based compensation expense, (viii) unrealized (gains) losses on foreign currency transactions, (ix) strategic initiative costs, (x) acquisition and integration related costs, (xi) other and (xii) IPO costs.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. There can be no assurance that we will not modify the presentation of Adjusted EBITDA and Adjusted EBITDA margin in the future, and any such modification may be material. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by any such adjustments. In addition, other companies, including companies in our industry, may not calculate Adjusted EBITDA and Adjusted EBITDA margin at all or may calculate Adjusted EBITDA and Adjusted EBITDA margin differently and accordingly, are not necessarily comparable to similarly entitled measures of other companies, which reduces the usefulness of Adjusted EBITDA and Adjusted EBITDA margin as tools for comparison.

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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net (loss) income	$(62,348)	$15,983	$7,457
Depreciation and amortization	32,230	25,365	21,659
Interest expense	24,433	18,251	22,639
Income tax expense (benefit)	8,818	6,776	(4,671)
Loss on sale and disposal of property and equipment	275	332	680
Restructuring charges(a)	906	1,265	980
Management fees(b)	—	—	500
Stock-based compensation expense	128,775	1,827	808
Unrealized losses (gains) on foreign currency transactions(c)	1,151	(1,111)	(300)
Strategic initiative costs(d)	2,531	6,264	964
Acquisition and integration related costs(e)	3,576	5,497	3,612
Other(f)	(4,484)	1,656	6,722
IPO costs(g)	3,956	1,731	—
Adjusted EBITDA	$139,819	$83,836	$61,050
Net sales	$630,456	$403,389	$317,975
Net (loss) income margin	(9.9)%	4.0%	2.3%
Adjusted EBITDA margin	22.2%	20.8%	19.2%
(a)	Represents the cost of shutting down production and warehouse facilities in Decatur, Georgia and Mississauga, Ontario, Canada, including the cost to transfer and dispose of property and equipment and involuntary workforce reductions. Also includes severance and other costs for our executive management changes.
(b)	Represents management fees paid to our Principal Stockholders in accordance with our arrangement, which terminated as of the effective date of our initial public offering.
(c)	Represents foreign currency transaction (gains) and losses associated with our international subsidiaries and changes in the fair value of the contingent consideration recorded in connection with the acquisition of Narellan, which was settled in September 2020.
(d)	Represents fees paid to external consultants for our strategic initiatives, including our rebranding initiative.
(e)	Represents acquisition and integration costs primarily related to the acquisitions of Narellan, GLI and Radiant, the equity investment in Premier Pools & Spas, as well as other costs related to potential transactions.

(f)	Other costs consist of other discrete items as determined by management, primarily including: (i) fees paid to external advisors for various matters, (ii) the cost incurred and insurance proceeds related to our production facility fire in Picton, Australia in 2020, (iii) non-cash adjustments to record the step-up in the fair value of inventory related to the acquisition by Pamplona and the acquisitions of Narellan, GLI and Radiant, which are amortized through cost of sales in the annual consolidated statements of operations, (iv) gain on sale of portion of equity method investment, and (v) other items.
(g)	These expenses are primarily composed of legal, accounting and professional fees incurred in connection with our initial public offering that are not capitalizable, which are included within selling, general and administrative expense.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our New Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and through our Amended Term Loan and Revolving Credit Facility (each as defined below under “— Our Indebtedness”) and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements and any acquisitions we may undertake. As of December 31, 2021, we had $44.0 million of cash, $280.4 million of outstanding borrowings and an additional $30.0 million of availability under our Revolving Credit Facility.

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

We believe our existing cash, cash generated from operations and availability under our New Revolving Credit Facility, will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Our Indebtedness

On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, entered into the New Credit Agreement with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “New Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “New Term Loan Facility”) in an initial principal amount of $325.0 million. On the closing date, proceeds under the agreement were used to repay and replace $294.0 million under, and terminate, the Credit Agreement and for general corporate purposes.

New Revolving Credit Facility

The New Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The New Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the New Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the New Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the New Credit Agreement), plus a margin of 2.50%. Loans outstanding under the New Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the New Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the New Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is, initially, 0.375% per annum and will, thereafter, accrue at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio. The New Revolving Credit Facility is not subject to amortization.

New Term Loan Facility

The New Term Loan Facility matures on February 23, 2029. Loans outstanding under the New Term Loan Facility bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio (as defined in the New Credit Agreement, the “First Lien Net Leverage Ratio”), or based on the Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the New Term Loan Facility are subject to scheduled quarterly amortization payments equal to 0.25% of the initial principal amount of the New Term Loan Facility.

Revolving Credit Facility

On December 18, 2018, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”) that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Revolving Credit Facility”), as well as a Term Loan (as described and defined below). The Revolving Credit Facility was utilized to finance ongoing general corporate and working capital needs with the Revolver of up to $30.0 million. The Revolving Credit Facility was terminated in connection with the debt refinancing on February 23, 2022.

Term Loan Facility

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Term Loan”). The Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million, which was accounted for as a modification to the Term Loan, to fund our acquisition of Narellan (the “First Amendment”). On October 14, 2020, we amended the First Amendment to provide additional borrowings of $20.0 million, which was accounted for as new debt (the “Second Amendment”). The Second Amendment was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to purchase and retire equity interests and to pay a distribution. On March 31, 2021, we amended our Term Loan to revise the applicable reporting requirements (the “Fourth Amendment”). On November 24, 2021, we amended the Term Loan to provide additional borrowings of $50 million (the “Fifth Amendment”). The proceeds from this incremental term loan were used to finance the Radiant Acquisition in part. The Term Loan, collectively with the First Amendment, Second Amendment, Third Amendment, the Fourth Amendment and the Fifth Amendment, is referred to as the “Amended Term Loan.”

As of December 31, 2021, we were in compliance with all covenants under the Revolving Credit Facility and the Amended Term Loan. The Amended Term Loan was terminated in connection with the debt refinancing on February 23, 2022.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$33,690	$63,160	$35,655
Net cash used in investing activities	(108,205)	(115,805)	(27,083)
Net cash provided by financing activities	60,018	54,303	16,551
Effect of exchange rate changes on cash	(861)	997	(956)
Net (decrease) increase in cash	$(15,358)	$2,655	$24,167

Operating Activities

During the year ended December 31, 2021, operating activities provided $33.7 million of cash. Net income, after adjustments for non-cash items, provided cash of $88.5 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities which used $54.8 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $26.0 million increase in trade receivables, a $39.7 million increase in inventories, a $4.5 million increase in prepaid expenses and other current assets and a $1.2 million decrease in other long-term liabilities, partially offset by a $10.7 million increase in accounts payable, a $4.7 million increase in accrued expenses and other current liabilities, a $0.8 million decrease in other assets and a $0.3 million decrease in income tax receivable. The change in trade receivables was primarily due to the timing of and increase in net sales, and the increase in inventories was primarily due to increased production and cost inflation. The changes in accrued expenses and other current liabilities, and accounts payable were primarily due to volume of purchases and timing of payments.

During the year ended December 31, 2020, operating activities provided $63.2 million of cash. Net income, after adjustments for non-cash items, provided cash of $42.1 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities which provided $21.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of an $20.6 million increase in accrued expenses and other current liabilities, a $9.8 million increase in accounts payable and a $9.5 million decrease in trade receivables, partially offset by a $17.0 million increase in inventories and a $4.2 million increase in income tax receivable. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to the increase and timing of payments for rebate accruals, the increase in accrued incentives related to the management incentive bonus plan and GLI acquisition-related fees. The change in trade receivables was driven by the timing of inventory shipments. The increase in inventories was primarily due to increased production in response to customer demand. The increase in income tax receivable was due to estimated tax payments made in in excess of the actual annual tax provision.

Investing Activities

During the year ended December 31, 2021, investing activities used $108.2 million of cash, primarily consisting of the acquisition of Radiant of $90.5 million, and the purchase of property and equipment for $25.0 million, partially offset by proceeds from the sale of equity method investment of $6.8 million and return of equity method investment of $0.4 million. The purchase of property and equipment was to expand capacity for inventory production in order to meet increasing customer demand.

During the year ended December 31, 2020, investing activities used $115.8 million of cash, consisting of the acquisition of GLI of $74.7 million, the equity investment in Premier Pools & Spas of $25.4 million and the purchase of property and equipment for $16.3 million, partially offset by proceeds from the sale of property and equipment of $0.6 million. The purchase of property and equipment was to expand capacity for inventory production in order to meet increasing customer demand.

Financing Activities

During the year ended December 31, 2021, financing activities provided $60.0 million of cash, primarily consisting of proceeds from our IPO, net of underwriting discounts, commissions and offering costs of $399.3 million, proceeds from borrowings on the Amended Term Loan of $222.8 million and borrowings on the Revolving Credit Facility of $16.0 million, partially offset by the repurchase of treasury stock of $281.6 million, payments on long-term debt borrowings of $169.1 million, dividends to Class A unitholders of $110.0 million, and payments on Revolving Credit Facility borrowings of $16.0 million.

During the year ended December 31, 2020, financing activities provided $54.3 million of cash, primarily consisting of proceeds from the issuance of common stock of $65.6 million and proceeds from long-term debt borrowings of $20.0 million, partially offset by payments on long-term debt borrowings of $24.0 million and payments to settle the Narellan contingent consideration of $6.6 million.

For discussion on operating, investing, and financing activities of the fiscal year ended December 31, 2019, see the Liquidity and Capital Resources section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Prospectus, which was filed with the SEC on January 7, 2022.

Contractual Obligations

Our largest contractual obligations as of December 31, 2021 consisted of principal payments related to our long-term indebtedness that are included in our consolidated balance sheet and the related periodic interest payments, and non-cancelable capital and operating leases. For a description of our contractual obligations and commitments, see Notes 7 “Long-Term Debt” and 14 “Commitments and Contingencies” to our Consolidated Financial Statements included elsewhere in this Annual Report.

Long-term indebtedness and interest on long-term indebtedness changed materially due to the termination of the Credit Agreement and its replacement with the New Credit Agreement described in “—Our Indebtedness” above since December 31, 2021. As a result, the required principal payments would be $2.4 million in 2022, $3.3 million in 2023, $3.3 million in 2024, $3.3 million in 2025, $3.3 million in 2026, and $309.6 million thereafter. At the new assumed interest rate of 4.37% as of February 23, 2022, required interest payments would be $11.8 million in 2022, $14.0 million in 2023, $13.9 million in 2024, $13.8 million in 2025, $13.6 million in 2026, and $29.0 million thereafter.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. These estimates are based on historical results, trends and other assumptions we believe to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates.

Our significant accounting policies are presented in Note 2 of our consolidated financial statements. We believe that the following critical accounting policies affect the most significant estimates and management judgments used in preparation of the consolidated financial statements.

Revenue Recognition

We adopted ASC 606 on January 1, 2019, using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. The adoption of ASC 606 resulted in a net decrease to retained earnings (accumulated deficit) of $1.7 million, a reduction to prepaid expenses of $1.2 million and an increase to accrued expenses of $0.5 million as of January 1, 2019, as a result of adjusting the timing of recording customer incentives to more closely match the revenues to which they are associated.

With the exception of our extended service warranties and our custom product contracts, we recognize our revenue at a point in time when control of the promised goods is transferred to our customers, and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Control of the goods is considered to have been transferred upon shipping or upon arrival at the customer’s destination, depending on the terms of the purchase order. Revenue that is derived from our extended service warranties, which are separately priced and sold, is recognized over the term of the contract. Revenue from custom products is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Custom products are generally delivered to the customer within three days of receipt of the purchase order. Each product shipped is considered to be one performance obligation. For each product shipped, the transaction price by product is specified in the purchase order.

We recognize revenue on the transaction price less any estimated rebates, returns, allowances, cash discounts or other sales incentives. Customer rebates, returns, allowances, cash discounts, and other sales incentives are estimated by applying the portfolio approach using the most-likely-amount method and are recorded as a reduction to revenue at the time of the initial sale.

Customer Rebates and Cash Discounts

We offer rebates to our customers based on factors such as the total amount of the customer’s purchase and expected sales for a particular customer during the year. Rebates are estimated by applying the portfolio approach using the most-likely-amount method and are deducted from revenue at the time of sale. Estimates are updated each reporting period and are allocated accordingly to the performance obligations of the contract (the individual products).

Business Combinations

We account for business combinations that are deemed to be businesses under the acquisition method of accounting. Application of this method of accounting requires that the identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date. Any contingent assets acquired and contingent liabilities assumed are also recognized at fair value if we can reasonably estimate fair value during the measurement period. We remeasure any contingent liabilities at fair value in each subsequent reporting period. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, based on available information at the time of acquisition and subsequently obtained during a measurement period up to one year following the date of acquisition, relating to events or circumstances that existed at the acquisition date. Management’s judgment relies upon estimates and assumptions related to future cash flows, discount rates, useful lives of assets, market conditions and other items. The fair value of intangible assets other than goodwill acquired in a business combination are estimated in accordance with the policy described below.

The fair value of intangible assets other than goodwill acquired in a business combination is recorded at fair value at the date of acquisition. Management values dealer relationships and franchise relationships using the multi-period excess earnings method. Under this method, the value of an intangible asset is equal to the present value of the after-tax cash flows attributable solely to the intangible asset, after making adjustments for the required return on and of the other associated assets. We value trade names, trademarks and proprietary pool designs using the relief from royalty method. The relief-from-royalty method determines the present value of the economic royalty savings associated with the ownership or possession of the trade name, trademark or proprietary pool design based on an estimated royalty rate applied to the cash flows to be generated by the business. The estimated royalty rate is determined based on the assessment of a reasonable royalty rate that a third party would negotiate in an arm’s-length license agreement for the use of the trade name, trademark or proprietary pool design.

Impairment of Goodwill

We evaluate goodwill for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. We have selected the first day of the fourth fiscal quarter to perform our annual goodwill impairment testing. Historically, including for our annual impairment test conducted during the year ended December 31, 2020, we had two reporting units for the purpose of performing our goodwill impairment test. In November 2020, we made changes to our internal organizational structure, including roles and responsibilities and to our internal reporting, resulting in a change to segment management. As a result of the change in segment management and in the information that is regularly reviewed, the results of the previous two reporting units are no longer being reviewed for profitability on an individual basis. Due to these factors, we recognized a change in our reporting units effective in November 2020 and determined that only one reporting unit exists. We completed an assessment of any potential impairment for all reporting units immediately prior to and after the reporting unit change and determined that no impairment existed.

We may assess our goodwill for impairment initially using a qualitative approach, or step zero, to determine whether conditions exist to indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment requires significant judgments by management about economic conditions including the entity’s operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel and other events that could impact the reporting unit. If management concludes, based on assessment of relevant events, facts and circumstances, that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, no further impairment testing is required.

If our assessment of qualitative factors indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a quantitative assessment is performed. We may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative analysis requires comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, there is an impairment of goodwill and an impairment loss is recorded. We calculate the impairment loss by comparing the fair value of the reporting unit less the carrying value, including goodwill. The goodwill impairment is limited to the carrying value of the goodwill.

Based on the results of the qualitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at October 3, 2021. Based on the results of our quantitative impairment test performed for our two reporting units at September 27, 2020, we determined that goodwill was not impaired at September 27, 2020.

For our quantitative impairment test performed for our reporting units at September 27, 2020, we estimated the fair value of our reporting unit based on the weighting of the enterprise value derived using an income approach and a market approach. We applied a weighting of 75% to the income approach and a weighting of 25% to the market approach. Under the income approach, fair value is estimated using a discounted cash flow (the “DCF”) analysis. The DCF analysis involved applying appropriate discount rates to estimated future cash flows based on forecasts of sales, costs and capital requirements. Significant estimates in the DCF method included the weighted average cost of capital, growth and profitability expectations for the business, and working capital effects. The weighted average cost of capital accounts for the time value of money and the appropriate degree of risks inherent in our business. We estimated future sales growth using a number of factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general company, past results and our current operations and future prospects. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. We deemed the discount rate used in our analysis to be commensurate with the underlying uncertainties associated with achieving the estimated cash flows we project. This analysis contained uncertainties because it required us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. Under the market approach, fair value is estimated using the merger and acquisition (“M&A”) method. The M&A method indicates our enterprise value by looking at historical prices from our completed M&A transactions and those from comparable companies to get a range of multiples. Significant estimates in the M&A method included identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization, or EBITDA, in estimating the fair value of the reporting unit.

Stock-Based Compensation

Stock-based compensation is measured and recognized based on the grant date fair value of the awards. The fair value of our common stock is determined based on the quoted market price of our common stock for purposes of computing stock compensation expense. For stock options, we use a Black-Scholes model for estimating the grant date fair value. The Black-Scholes pricing model requires critical assumptions including risk-free rate, volatility, expected term and expected dividend yield. The expected term is computed using the simplified method. We use the simplified method to calculate expected term of the stock options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. We consider the historical volatility of our stock price, as well as implied volatility. We utilized a dividend yield of zero, as we have no history or plan of declaring dividends on our common stock. The assumptions underlying these valuations represented our best estimate, which involved inherent uncertainties and the application of judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our stock-based compensation expense could have been materially different.

For stock options, restricted stock awards and restricted stock units, stock-based compensation is recognized using a graded vesting method over the requisite service period in which employees earn the awards. We account for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

Contemporaneously with the pricing of our IPO, on April 22, 2021, we effected the Omnibus Incentive Plan in which we granted to certain of our employees restricted stock awards, restricted stock units and option awards inclusive of the as converted Class B units as a result of the Reorganization.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. We reduce deferred taxes by a valuation allowance when we conclude such deferred taxes are not more than likely to be realized. The determination of whether a deferred tax asset will be realized is made on both a jurisdictional basis and the use of our estimate of the recoverability of the deferred tax asset. In evaluating whether a valuation allowance is required under such rules, we consider all available positive and negative evidence, including our prior operating results, the nature and reason for any losses, our forecast of future taxable income in each respective tax jurisdiction and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. As of December 31, 2021 and 2020, our valuation allowance was $0.0 million and $12.7 million, respectively. We continue to assess whether any significant changes in circumstances or assumptions have occurred that could materially affect our ability to realize deferred tax assets. We released the valuation allowance in 2021 since we believe we have sufficient positive evidence, including, but not limited to, three years’ of cumulative pre-tax book income including permanent adjustments and recent profits within taxing jurisdictions to overcome any negative evidence related to loss utilization expiration periods.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. We classify interest and penalties related to unrecognized tax benefits as a component of income tax (benefit) expense within the consolidated statements of operations.

Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. In future periods, changes in facts, circumstances and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Our liabilities for uncertain tax positions were $5.7 million and $5.5 million for the years ended December 31, 2021 and 2020, respectively. Changes in recognition and measurement estimates are recorded in income tax (benefit) expense and liability in the period in which such changes occur.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to borrowings under the Credit Agreement and the New Credit Agreement. To meet our working capital needs, we borrowed periodically on our Revolving Credit Facility under the Credit Agreement and will continue to borrow periodically on our New Revolving Credit Facility under the New Credit Agreement. As of December 31, 2021, we had outstanding borrowings of $284.0 million face value under our Amended Term Loan and no borrowings on the Revolving Credit Facility. The Amended Term Loan and Revolving Credit Facility bear interest at variable rates. Interest rate risk associated with our Credit Agreement is managed through an interest rate swap, which we executed on April 30, 2020. The interest rate swap has an effective date of May 18, 2020 and a termination date of May 18, 2023. After inclusion of the notional amount of $200.0 million of our interest rate swap fixing a portion of the variable rate debt, $84.0 million, or 29.6%, of our debt is subject to variable rates. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $0.8 million. The term loan outstanding under the New Credit Agreement and New Revolving Credit Facility also bear interest at variable rates. We amended our interest rate swap to change the index rate from LIBOR to SOFR in connection with the New Credit Agreement. As of February 23, 2022, we had outstanding borrowings of $325.0 million face value on the term loan under the New Credit Agreement and $10.0 million of borrowings on the Revolving Credit Facility. After inclusion of the notional amount of $200.0 million of our interest rate swap fixing a portion of the variable rate debt, $135.0 million, or 40.3%, of our debt is subject to variable rates. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to interest expense of approximately $1.4 million.

Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and trade receivables. We may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation from time to time. We also have bank deposits in international accounts. We have not historically sustained any credit losses in such accounts and believe that we are not exposed to any significant credit risk related to our cash. We routinely review the financial strength of our customers before extending credit and believe that our trade receivables credit risk exposure is limited. Generally, we do not require collateral from our customers.

During the years ended December 31, 2021, 2020 and 2019, one customer represented approximately 25.0%, 22.3% and 25.7% of our net sales, respectively. As of December 31, 2021 and 2020, outstanding trade receivables related to this customer were $10.7 million and $5.4 million, respectively.

Foreign Currency Risk

Our foreign operations are denominated in local currency, which is the functional currency and are then translated to U.S. dollars. Assets and liabilities are translated using the current rate of exchange at the balance sheet date or historical rates of exchange, as applicable. Revenue and expenses are translated using the average monthly exchange rates prevailing throughout the reporting period. The related foreign currency translation adjustments are recorded as a component of accumulated other comprehensive (income) loss in stockholders’ equity.

Additionally, our Canadian subsidiaries, which have Canadian dollar functional currencies, purchase some inventory with U.S. dollars, resulting in payables that are denominated in U.S. dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates until the time of payment. Transaction gains and losses associated with purchases made by Canadian subsidiaries that are denominated in currencies other than Canadian dollar are recognized as a component of other expense, net within the consolidated statements of operations.

Currently, our largest foreign currency exposure is that with respect to the Australian dollar and the Canadian dollar. We believe that a 10% change in the exchange rate between the U.S. dollar and the Australian or Canadian dollar would not materially impact our operating results or financial position. We have experienced and we will continue to experience fluctuations in our net income as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Inflation

We experience inflation and deflation related to our purchase of certain products. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. In order to mitigate price volatility, we monitor price fluctuations and may adjust our selling prices accordingly, however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate.

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Latham Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations of Latham Group, Inc. (formerly Latham Topco, Inc.) and its subsidiaries (the Company) for the year ended December 31, 2019, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, except for effects of the adjustments, if any, as might have been determined to be necessary had we been engaged to audit the Company's restatement of the effects of the Reorganization, as described below, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Reorganization

We were not engaged to audit the effects of the adjustments to retrospectively reflect the Reorganization as of and for the year ended December 31, 2019, as discussed in Note 1 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Except as discussed above, we conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2006 to 2019.

Blue Bell, Pennsylvania

December 15, 2020, except for Note 21, as to which the date is March 10, 2021, and except for the effects of the stock split described in Note 1, as to which the date is April 14, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Latham Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Latham Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2019, before the effects of the adjustments to retrospectively reflect the Reorganization discussed in Note 1 to the financial statements, were audited by other auditors whose report, dated December 15, 2020 (except for Note 21, as to which the date is March 10, 2021, and except for the effects of the Stock Split described in Note 1, as to which the date is April 14, 2021), expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2019 consolidated financial statements to retrospectively reflect the Reorganization, as discussed in Note 1 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2019 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2019 consolidated financial statements taken as a whole

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 10, 2022

We have served as the Company’s auditor since 2020.

Latham Group, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$43,952	$59,310
Trade receivables, net	60,753	32,758
Inventories, net	109,556	64,818
Income tax receivable	4,039	4,377
Prepaid expenses and other current assets	10,766	6,063
Total current assets	229,066	167,326
Property and equipment, net	63,506	47,357
Equity method investment	23,362	25,384
Deferred tax assets	10,603	345
Deferred offering costs	—	1,041
Goodwill	128,871	115,750
Intangible assets, net	338,310	289,473
Other assets	765	—
Total assets	$794,483	$646,676
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,998	$26,917
Accounts payable – related party	850	500
Current maturities of long-term debt	17,220	13,042
Accrued expenses and other current liabilities	59,097	53,478
Total current liabilities	115,165	93,937
Long-term debt, net of discount and current portion	263,188	208,454
Deferred income tax liabilities, net	56,343	55,193
Liability for uncertain tax positions	5,689	5,540
Other long-term liabilities	453	1,943
Total liabilities	440,838	365,067
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and no shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of both December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 900,000,000 and 500,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 119,445,611 and 118,854,249 shares issued and outstanding as of December 31, 2021 and 2020, respectively	12	12
Additional paid-in capital	401,846	265,478
(Accumulated deficit) retained earnings	(48,583)	13,765
Accumulated other comprehensive income	370	2,354
Total stockholders’ equity	353,645	281,609
Total liabilities and stockholders’ equity	$794,483	$646,676

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$630,456	$403,389	$317,975
Cost of sales	426,294	260,616	219,819
Gross profit	204,162	142,773	98,156
Selling, general and administrative expense	217,775	85,527	57,388
Amortization	22,566	17,347	15,643
(Loss) income from operations	(36,179)	39,899	25,125
Other expense (income):
Interest expense	24,433	18,251	22,639
Other (income) expense, net	(4,860)	(1,111)	(300)
Total other expense (income), net	19,573	17,140	22,339
Earnings from equity method investment	2,222	—	—
(Loss) income before income taxes	(53,530)	22,759	2,786
Income tax (benefit) expense	8,818	6,776	(4,671)
Net (loss) income	$(62,348)	$15,983	$7,457
Net (loss) income per share attributable to common stockholders:
Basic	$(0.56)	$0.16	$0.08
Diluted	$(0.56)	$0.16	$0.08
Weighted-average common shares outstanding – basic and diluted
Basic	110,644,366	101,606,966	95,032,265
Diluted	110,644,366	102,602,738	95,400,528

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(62,348)	$15,983	$7,457
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,984)	2,825	(664)
Benefit pension plan adjustments	—	—	(6)
Total other comprehensive (loss) income, net of tax	(1,984)	2,825	(670)
Comprehensive (loss) income	$(64,332)	$18,808	$6,787

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
				(Accumulated	Other
			Additional	Deficit)	Comprehensive	Total
	Common Stock		Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balances at December 31, 2018	92,925,353	$10	$188,049	$(7,978)	$199	$180,280
Net income	—	—	—	7,457	—	7,457
Cumulative effect of adoption of new revenue recognition standard (Note 2)	—	—	—	(1,697)	—	(1,697)
Foreign currency translation adjustments	—	—	—	—	(664)	(664)
Defined benefit pension plan adjustment	—	—	—	—	(6)	(6)
Proceeds from issuance of common stock	3,673,677	—	7,817	—	—	7,817
Repurchase and retirement of treasury stock	(100,087)	—	(200)	—	—	(200)
Stock-based compensation expense	—	—	808	—	—	808
Balances at December 31, 2019	96,498,943	10	196,474	(2,218)	(471)	193,795
Net income	—	—	—	15,983	—	15,983
Foreign currency translation adjustments	—	—	—	—	2,825	2,825
Proceeds from issuance of common stock	21,871,850	2	65,551	—	—	65,553
Repurchase and retirement of treasury stock	(275,238)	—	(582)	—	—	(582)
Contingent consideration settlement	758,694	—	2,208	—	—	2,208
Stock-based compensation expense	—	—	1,827	—	—	1,827
Balances at December 31, 2020	118,854,249	12	265,478	13,765	2,354	281,609
Net loss	—	—	—	(62,348)	—	(62,348)
Foreign currency translation adjustments	—	—	—	—	(1,984)	(1,984)
Dividend to Class A unitholders ($1.00 per share)	—	—	(110,033)	—	—	(110,033)
Issuance of restricted stock in connection with the Reorganization	8,340,126	1	(1)	—	—	—
Issuance of common stock upon conversion of Class B units	4,145,987	—	—	—	—	—
Net proceeds from initial public offering	23,000,000	2	399,262	—	—	399,264
Repurchase and retirement of treasury stock	(33,931,091)	(3)	(281,635)	—	—	(281,638)
Retirement of restricted stock	(1,014,976)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	51,316	—	—	—	—	—
Stock-based compensation expense	—	—	128,775	—	—	128,775
Balances at December 31, 2021	119,445,611	$12	$401,846	$(48,583)	$370	$353,645

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(62,348)	$15,983	$7,457
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,230	25,365	21,659
Amortization of deferred financing costs and debt discount	6,419	2,317	3,151
Deferred income taxes	(12,028)	(4,670)	(10,226)
Stock-based compensation expense	128,775	1,827	808
Other non-cash	493	1,024	933
Gain on sale of portion of equity method investment	(4,806)	—	—
Earnings from equity method investment	(2,222)	—	—
Distributions received from equity method investment	1,808	—	—
Provision on liability for uncertain tax positions	149	465	5,075
Change in fair value of contingent consideration for Narellan Group Pty Limited	—	(204)	1,441
Changes in operating assets and liabilities:
Trade receivables	(26,015)	9,462	(7,104)
Inventories	(39,656)	(17,023)	12,960
Prepaid expenses and other current assets	(4,455)	1,680	1,460
Income tax receivable	338	(4,190)	(503)
Other assets	800	—	—
Accounts payable	10,678	9,775	(2,278)
Accrued expenses and other current liabilities	4,686	20,556	699
Other long-term liabilities	(1,156)	793	123
Net cash provided by operating activities	33,690	63,160	35,655
Cash flows from investing activities:
Purchases of property and equipment	(24,975)	(16,264)	(8,165)
Proceeds from the sale of property and equipment	35	579	1,296
Acquisitions of businesses, net of cash acquired	(90,508)	(74,736)	(20,214)
Equity method investment in Premier Pools & Spas	—	(25,384)	—
Return of equity method investment	447	—	—
Proceeds from the sale of portion of equity method investment	6,796	—	—
Net cash used in investing activities	(108,205)	(115,805)	(27,083)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	222,813	20,000	22,310
Payments on long-term debt borrowings	(169,138)	(24,044)	(5,809)
Proceeds from borrowings on revolving credit facility	16,000	—	—
Payments on revolving credit facility	(16,000)	—	—
Deferred financing fees paid	(1,250)	—	—
Dividend to Class A unitholders	(110,033)	—	—
Proceeds from issuance of common stock	—	65,553	250
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	399,264	—	—
Repurchase and retirement of treasury stock	(281,638)	(582)	(200)
Payments of Narellan Group Pty Limited contingent consideration	—	(6,624)	—
Net cash provided by financing activities	60,018	54,303	16,551
Effect of exchange rate changes on cash	(861)	997	(956)
Net (decrease) increase in cash	(15,358)	2,655	24,167
Cash at beginning of period	59,310	56,655	32,488
Cash at end of period	$43,952	$59,310	$56,655
Supplemental cash flow information:
Cash paid for interest	$17,371	$15,625	$19,488
Income taxes paid, net	$20,054	$14,815	$168
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$664	$1,235	$312
Capitalized internal-use software included in accounts payable – related party	$850	$500	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,040	$—
Fair value of contingent consideration recorded in connection with acquisition of Narellan Group Pty Limited	$—	$—	$8,869
Fair value of 758,694 and 3,548,568 shares of common stock issued during the years ended December 31, 2020 and 2019, respectively, in connection with the acquisition of Narellan Group Pty Limited	$—	$2,208	$7,567
Change in defined benefit pension plan liability	$—	$(149)	$31
Net working capital adjustment receivable	$—	$750	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.NATURE OF THE BUSINESS

Latham Group, Inc. (“the Company”) wholly owns Latham Pool Products, Inc. (“Latham Pool Products”) (together, “Latham”) and a designer, manufacturer and marketer of in-ground residential swimming pools in North America, Australia and New Zealand. Latham offers a portfolio of pools and related products, including in-ground swimming pools, pool liners and pool covers.

On December 18, 2018, Latham Investment Holdings, LP (“Parent”), an investment fund managed by affiliates of Pamplona Capital Management (the “Sponsor”), Wynnchurch Capital, L.P. and management acquired all of the outstanding equity interests of Latham Topco., Inc. a newly incorporated entity in the State of Delaware. Latham Topco, Inc. changed its name to Latham Group, Inc. on March 3, 2021.

Stock Split, Initial Public Offering and Reorganization

On April 13, 2021, the Company’s certificate of incorporation was amended and restated. On April 13, 2021, the Company effected a 109,673.709-for-one stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share data included in these consolidated financial statements and notes thereto have been adjusted retroactively to reflect the impact of the amended and restated certificate of incorporation and the stock split. Refer to Note 18 for additional detail.

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

Prior to the closing of the Company’s IPO on April 27, 2021 (the “Closing of the IPO”), the Company’s parent entity, Parent, merged with and into Latham Group, Inc. (the “Reorganization”). Refer to Note 18 for additional detail.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are evaluated on an ongoing basis and revised as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.

Seasonality

Although the Company generally has demand for its products throughout the year, its business is seasonal and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation and remodeling and repair activities. Sales periods having severe weather may also affect net sales.

Revenue Recognition

The Company adopted accounting standards codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2019 using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. The adoption of ASC 606 resulted in a net decrease to retained earnings (accumulated deficit) of $1.7 million, a reduction to prepaid expenses of $1.2 million and an increase to accrued expenses of $0.5 million as of January 1, 2019, as a result of adjusting the timing of recording customer incentives to more closely match the revenues to which they are associated.

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods or services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, that performance obligation is satisfied.

The Company sells its products through business-to-business distribution channels. With the exception of its extended service warranties and custom product contracts, the Company recognizes its revenue at a point in time when control of the promised goods is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Control of the goods is considered to have been transferred upon shipping or upon arrival at the customer’s destination, depending on the terms of the purchase order. Revenue that is derived from its extended service warranties, which are separately priced and sold, is recognized over the term of the contract. Refer to Warranties within this same Note for further information.

Revenue from custom products is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. Custom products are generally delivered to the customer within three days of receipt of the purchase order.

Each product shipped is considered to be one performance obligation. For each product shipped, the transaction price by product is specified in the purchase order. The Company recognizes revenue on the transaction price less any estimated rebates, cash discounts or other sales incentives. Customer rebates, cash discounts, and other sales incentives are estimated by applying the portfolio approach using the most-likely-amount method and are recorded as a reduction to revenue at the time of the initial sale. Estimates are updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. The Company believes the most-likely-amount method best predicts the amount of consideration to which it will be entitled.

The Company has elected to account for shipping and handling costs as activities to fulfill the promise to transfer the goods. As a result of this accounting policy election, the Company does not consider shipping and handling activities as promised services to its customers. Therefore, shipping and handling costs billed to customers are recorded in net sales, and the related costs in cost of sales.

The Company does not engage in contracts greater than one year, and therefore does not have any contract costs capitalized as of December 31, 2021, and 2020.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the period between the transfer of a promised good to a customer and when the customer pays for that product is one year or less.

Warranties

The Company offers limited assurance-type warranties on most of its products, which assure that the product will comply with agreed upon specifications. These assurance-type warranties are not separately priced and are not considered separate performance obligations. The Company also offers optional extended service contracts which are separately priced. The Company recognizes revenue related to extended service contracts over the term of the contract.

The Company’s assurance-type warranties generally range from five years to lifetime warranties. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. The accuracy of the estimate of additional costs is dependent on the number and cost of future claims submitted during the warranty periods. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company believes that the reserves established for estimated and probable future product warranty claims are adequate. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. Warranty costs are recorded within cost of sales on the consolidated statements of operations. The Company’s provision for product warranties was recorded within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets as of December 31, 2021 and 2020.

Cost of Sales

Cost of sales includes the cost of materials and all costs to make products saleable, such as labor, materials, inbound freight, including inter-plant freight, purchasing and receiving costs, operating lease costs related to distribution and manufacturing facilities, and warehousing and distributions costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of sales. The Company records shipping and handling costs associated with outbound freight as cost of sales when the related revenue is recognized in the accompanying consolidated statements of operations.

Trade Receivables, Net

Trade receivables are recorded at the original invoiced amount and do not bear interest. The Company maintains an allowance for bad debt. The allowance for bad debt is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowances based on historical write-off experience. The Company’s allowance for bad debt as of December 31, 2021 and 2020 was $2.4 million and $1.4 million, respectively.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. The Company also has bank deposits in international accounts. The Company has not historically sustained any credit losses in such accounts and believes it is not exposed to any significant credit risk related to its cash. The Company routinely reviews the financial strength of its customers before extending credit and believes that its trade receivables credit risk exposure is limited. Generally, the Company does not require collateral from its customers.

During the years ended December 31, 2021, 2020 and 2019, one customer represented approximately 25.0%, 22.3% and 25.7% of the Company’s net sales, respectively. As of December 31, 2021 and 2020, outstanding trade receivables related to this customer were $10.7 million and $5.4 million, respectively. The Company provides extended payment terms to qualified customers for sales under its “Early Buy” program, which allows customers to take delivery in December and receive payment terms for April through June of the following year.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the years ended December 31, 2021, 2020 and 2019.

Business Combinations

In determining whether an acquisition should be accounted for as a business combination or asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business, and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business.

The Company accounts for business combinations that are deemed to be businesses using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. Any contingent assets acquired and contingent liabilities assumed are also recognized at fair value if the Company can reasonably estimate fair value during the measurement period (which cannot exceed one year from the acquisition date). The Company re-measures any contingent liabilities at fair value in each subsequent reporting period. Transaction costs related to business combinations are expensed as incurred. Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets.

During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.

Acquisition-related contingent consideration was recorded in the consolidated balance sheets at its acquisition-date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration was remeasured each reporting period, with changes in fair value recorded in other expense (income), net in the consolidated statements of operations. The fair value measurement is based on significant inputs not observable by market participants and thus represents a Level 3 input in the fair value hierarchy.

Equity Method Investments

Investments and ownership interests in common stock or in-substance common stock are accounted for under the equity method accounting if the Company has the ability to exercise significant influence over the entity, but does not have a controlling financial interest. Under the equity method, investments are initially recognized at cost and adjusted to reflect the Company’s interest in net earnings, dividends received and other-than-temporary impairments. The Company records its interest in the net earnings of its equity method investee, along with adjustments for amortization of basis differences, investee capital transactions and other comprehensive income (loss), within earnings (losses) from equity method investment in the consolidated statements of operations. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to the underlying basis differences. Profits or losses related to intra-entity sales with its equity method investee are eliminated until realized by the investor or investee.

The Company records its proportionate share of earnings or losses of Premier Holdco, LLC (“Premier Pools & Spas”) within earnings from equity method investment in the consolidated statements of operations on a three-month lag. The Company recorded its interest in the net earnings of Premier Pools & Spas of $2.2 million for the year ended December 31, 2021, which included a $0.3 million adjustment for the amortization of basis differences, within earnings from equity method investment in the consolidated statements of operations during the year ended December 31, 2021. As the Company initially invested in Premier Pools & Spas on October 30, 2020, there was no earnings from equity method investment recorded during year ended December 31, 2020. The Company received distributions of $2.2 million during the year ended December 31, 2021.

For presentation in the consolidated statements of cash flows, the Company utilizes the cumulative earnings approach for purposes of determining whether distributions should be classified as either a return on investment, which are be included in operating activities, or a return of investment, which would be included in investing activities. Under the cumulative earnings approach, the Company compares the distributions received to its cumulative equity-method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities.

Equity method goodwill is not amortized or tested for impairment; instead the Company evaluates equity method investments for impairment when events or changes in circumstances indicate that the decline in value below the carrying amount of its equity method investment is determined to be other than temporary. In such a case, the decline in value below the carrying amount of its equity method investment is recognized in the consolidated statements of operations in the period the impairment occurs.

Inventories, Net

Inventories, primarily raw materials and finished goods, are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventory costs include all costs directly attributable to the products, including all manufacturing overhead, and excludes costs to distribute. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. As of December 31, 2021 and 2020, the Company’s reserves for estimated slow moving products or obsolescence were $2.7 million and $1.8 million, respectively.

Property and Equipment, Net

Property and equipment are recorded at cost and presented net of accumulated depreciation. Property and equipment acquired through business combinations are recorded at fair value at the acquisition date. Expenditures for betterments and major improvements that substantially enhance the value and increase the estimated useful life of the assets are capitalized and depreciated over the new estimated useful life. Normal repairs and maintenance costs are expensed as incurred. Depreciation and amortization expense are recognized using the straight-line method over the estimated useful lives of each respective asset category as follows:

Estimated
Useful Life
Building and improvements	25 years
Molds and dyes	5 – 10 years
Machinery and equipment (including computer equipment and software)	3 – 10 years
Furniture and fixtures	5 – 7 years
Vehicles	5 years

Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives of the improvements. When property and equipment is sold or retired, the asset cost and accumulated depreciation and amortization are removed from the respective accounts and a gain or loss is recognized, if any, on the consolidated statements of operations.

The Company capitalizes external costs and directly attributable internal costs to acquire or create internal-use software which are incurred subsequent to the completion of the preliminary project state. These costs relate to activities such as software design, configuration, coding, testing and installation and exclude training and maintenance. Once the software is substantially complete and ready for its intended use, capitalized development costs are amortized straight-line over the estimated useful life of the software, generally not to exceed five years.

Long-Lived Assets

Long-lived assets include property and equipment and definite-lived intangible assets. The Company evaluates the carrying value of its long-lived assets for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant decrease in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or a significant decrease in its physical condition, and operating or cash flow performance that demonstrates continuing losses associated with an asset or asset group. The Company also considers non-financial data such as changes in the operating environment, competitive information, market trends and business relationships.

A potential impairment has occurred if the projected future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group are less than the carrying value of the asset or asset group. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operation. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded equal to the excess of the asset or asset group’s carrying value over its fair value. Fair value is measured using appropriate valuation methodologies that would typically include a projected discounted cash flow model using a discount rate the Company believes is commensurate with the risk inherent in its business. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2021 and 2020.

The Company amortizes its definite-lived intangible assets using the straight-line method. The weighted-average estimated useful lives (in years) of the Company’s definite-lived intangible assets are as follows:

Estimated
Asset	Useful Life
Trade names and trademarks	9 – 25 years
Technology	15 years
Pool designs	14 – 15 years
Dealer relationships	5 – 13 years
Patented technology	5 – 10 years
Non-competition agreements	5 years
Franchise relationships	4 years
Backlog	10 months

Goodwill

The Company accounts for goodwill as the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not subject to amortization; rather, the Company tests goodwill for impairment annually on the first day of the Company’s fourth fiscal quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Historically, including for the Company’s annual impairment test conducted during the year ended December 31, 2020, the Company had two reporting units for the purpose of performing its goodwill impairment test. In November 2020, the Company made changes to its internal organizational structure, including roles and responsibilities and to its internal reporting, resulting in a change to segment management. As a result of the change in segment management and in the information that is regularly reviewed, the results of the previous two reporting units are no longer being reviewed for profitability on an individual basis. Due to these factors, the Company recognized a change in reporting units effective in November 2020 and determined that only one reporting unit exists. The Company completed an assessment of any potential impairment for all reporting units immediately prior to and after the reporting unit change and determined that no impairment existed.

Impairment testing is performed for the Company’s reporting unit by first assessing qualitative factors to see if further testing of goodwill is required. If the Company concludes that it is more likely than not that its reporting unit’s fair value is less than its carrying amount based on the qualitative assessment, then a quantitative test is required. The Company may also choose to bypass the qualitative assessment and perform the quantitative test.

If the estimated fair value of the reporting unit exceeds the carrying amount, the Company considers that goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an impairment of goodwill and an impairment loss is recorded. The Company calculates the impairment loss by comparing the fair value of its reporting unit less the carrying amount, including goodwill. Goodwill impairment would be limited to the carrying value of the goodwill.

Debt Issuance Costs

The Company defers costs incurred in conjunction with acquiring third-party financing. The Company amortizes debt issuance costs over the term of the related long-term debt instruments using the effective interest method. Debt issuance costs related to long-term debt are recorded as a direct reduction to the carrying amount of long-term debt on the consolidated balance sheets.

Segment Reporting

The Company identifies operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance.

The Company conducts its business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected, scheduling of anticipated reversals of taxable temporary differences, and considering prudent and feasible tax planning strategies. If in future periods the Company were to determine that it would be able to realize its deferred tax assets in excess of the net recorded amount, an adjustment to the deferred tax assets, particularly a release of the valuation allowance, would increase income in the period such determination was made.

The Company records liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have less than a 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax (benefit) expense and liability in the period in which such changes occur.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as a component of income tax (benefit) expense within the consolidated statements of operations. The Company had $0.3 million of accrued interest and no accrued penalties as of December 31, 2021. The Company had $0.2 million of accrued interest and no accrued penalties as of December 31, 2020. The Company reinvests earnings of foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings.

Stock-Based Compensation

Stock-based compensation is measured and recognized based on the grant date fair value of the awards. The fair value of the Company’s common stock is determined based on the quoted market price of the Company’s common stock for purposes of computing stock compensation expense. For stock options, the Company uses a Black-Scholes model for estimating the grant date fair value. The Black-Scholes pricing model requires critical assumptions including risk-free rate, volatility, expected term and expected dividend yield. The expected term is computed using the simplified method. The Company uses the simplified method to calculate expected term of the stock options as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. The Company considers the historical volatility of the Company’s stock price, as well as implied volatility. The Company utilized a dividend yield of zero, as it have no history or plan of declaring dividends on its common stock. The assumptions underlying these valuations represented the Company’s best estimate, which involved inherent uncertainties and the application of judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of the Company’s stock-based compensation expense could have been materially different.

For stock options, restricted stock awards and restricted stock units, stock-based compensation is recognized using a graded vesting method over the requisite service period in which employees earn the awards. The Company accounts for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

Contemporaneously with the pricing of the Company’s IPO, on April 22, 2021, the Company effected its Omnibus Incentive Plan in which it granted to certain employees of the Company restricted stock awards, restricted stock units and option awards inclusive of the as converted Class B units as a result of the Reorganization.

Foreign Currency Translation and Foreign Currency Transactions

The financial statements of the Company’s foreign operations are denominated in local currency and are then translated to U.S. dollars. Assets and liabilities are translated using the current rate of exchange at the balance sheet dates or historical rates of exchange, as applicable. Revenue and expenses are translated using the average monthly exchange rates prevailing throughout the reporting period. The related foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses associated with the Company’s international subsidiaries, which are denominated in currencies other than the Company’s foreign entities’ functional currencies, are recognized as a component of other expense (income), net within the consolidated statements of operations.

Advertising Costs

Advertising costs, consisting of costs related to dealer conferences and commercials, are expensed as incurred and are included in selling, general and administrative expense on the consolidated statements of operations. Total advertising costs were $7.6 million, $5.9 million and $3.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of net income and all other changes in equity that result from transactions other than with equity holders and would normally be recorded in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income. Other comprehensive income (loss) consists of foreign currency translation adjustments and defined benefit plan adjustments.

Income tax (benefit) expense on the components of other comprehensive income (loss) was not significant for the years ended December 31, 2021, 2020 and 2019.

Earnings Per Share

Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated by dividing net income available to common stockholders by the diluted weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares are included in the diluted per-share calculations when the effect of their inclusion is dilutive.

Treasury Stock

The Company accounts for treasury stock acquisitions using the cost method. The Company accounts for the retirement of treasury stock by deducting its par value from common stock and reflecting any excess of cost over par value as a deduction from additional paid-in capital on the consolidated balance sheets.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to prior guidance for operating leases today. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020. In June 2020, the FASB issued additional guidance delaying the effective date for all entities, except for public business entities. For public entities, ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The adoption of ASU-2016-02 will have a material impact on the Company’s consolidated balance sheets.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities, ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. For nonpublic companies, ASU 2019-12 is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted. The Company adopted ASU 2019-12 during the year ended December 31, 2021. The adoption of this standard required no cumulative-effect adjustments and did not have a material impact on the Company’s financial position or results of operations.

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

3.ACQUISITIONS

Narellan Group Pty Limited

On May 31, 2019 (the “Acquisition Date”), Latham Pool Products acquired Narellan Group Pty Limited and its subsidiaries (collectively “Narellan”) for a total purchase price of $35.2 million (the “Narellan Acquisition”). The results of Narellan’s operations have been included in the consolidated financial statements since that date. Narellan is a fiberglass pool manufacturer based in Australia with operations in Australia, New Zealand and Canada. The acquisition expanded the Company’s market share with a broader geographical footprint. Additionally, the acquisition provided the Company with an increase in dealer and franchise relationships. In connection with the Narellan Acquisition, consideration paid included $20.2 million in cash, $7.6 million in equity consideration and $7.4 million of contingent consideration as of the Acquisition Date. The cash consideration was funded, in part, through long-term debt proceeds of $22.3 million, net of discount of $0.7 million. The equity consideration consisted of common stock. The valuation of the common stock was prepared using a quantitative put options method. The Company incurred $1.1 million in transaction costs.

The Company agreed to pay the contingent consideration in the form of cash and equity consideration to the seller if certain EBITDA targets were achieved for any of the trailing twelve months periods ended December 31, 2019, June 30, 2020 or the year ended December 31, 2020 (the “Contingent Consideration”). The fair value of the Contingent Consideration at the Acquisition Date was $7.4 million.

On September 25, 2020, the Company amended the terms of the Narellan share purchase agreement to accelerate the settlement of the Contingent Consideration with the selling shareholders of Narellan based upon estimated EBITDA for the year ended December 31, 2020. The Contingent Consideration was settled through a cash payment of $6.6 million and the issuance of an additional 758,697 shares of common stock as equity consideration, which had a contractual value of $2.2 million and was recorded as a capital contribution on the consolidated statements of stockholders’ equity. As the fair value of the common stock issued of $2.8 million exceeded the contractual value of $2.2 million and the selling shareholders are also employees of the Company, the Company recorded the excess remuneration paid to the selling shareholders of $0.6 million as stock-based compensation in the consolidated statements of operations and as contributed capital in the consolidated statements of stockholders’ equity as of and for the year-ended December 31, 2020.

The Company accounted for the Narellan Acquisition using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations (“ASC 805”). This requires that the assets acquired and liabilities assumed be measured at fair value. The Company estimated, using Level 3 inputs, the fair value of certain fixed assets using a combination of the cost approach and the market approach. Inventories were valued using the comparative sales method. Specific to intangible assets, dealer relationships and franchise relationships were valued using the multi-period excess earnings method, whereas trade names and proprietary pool designs were valued using the relief from royalty method. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

The following summarizes the purchase price allocation for the Company’s acquisition of Narellan:

(in thousands)	May 31, 2019
Total consideration	$35,233
Allocation of purchase price:
Cash	24
Trade receivables	1,420
Inventories	4,501
Prepaid expenses and other current assets	472
Property and equipment	4,861
Intangible assets	18,332
Deferred tax asset	126
Total assets acquired	29,736
Accounts payable	3,379
Accrued expenses and other current liabilities	442
Deferred tax liabilities	470
Total liabilities assumed	4,291
Total fair value of net assets acquired, excluding goodwill	25,445
Goodwill	$9,788

Total consideration was comprised of the following:

(in thousands)	Amount
Cash consideration	$20,238
Fair value of equity consideration	7,567
Fair value of contingent consideration	7,428
Total consideration	$35,233

The excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed in the acquisition was allocated to goodwill in the amount of $9.8 million. Goodwill resulting from the acquisition was attributable to the expanded market share and broader geographical footprint. The goodwill recognized is not deductible for tax purposes.

The Company allocated a portion of the purchase price to specific intangible asset categories as follows:

	Fair Value	Amortization
Definite-lived intangible assets:	(in thousands)	Period (in years)
Trade names and trademarks	$9,535	25
Pool designs	5,728	14
Patented technology	1,410	5
Franchise relationships	1,187	4
Dealer relationships	472	5

The following are the net sales and net loss from Narellan included in the Company’s results from the Acquisition Date through December 31, 2019:

(in thousands)	Amount
Net sales	$15,893
Net loss	$(1,047)

GL International, LLC

On October 22, 2020, Latham Pool Products acquired GL International, LLC ( “GLI”) for a total purchase price of $79.7 million (the “GLI Acquisition”). The results of GLI’s operations have been included in the consolidated financial statements since that date. GLI specializes in manufacturing custom pool liners and safety covers. As a result, this acquisition expanded the Company’s liner and safety cover product offerings. In connection with the GLI Acquisition, consideration paid was $79.7 million in cash, or $74.7 million net of cash acquired of $5.0 million, and excluding a net working capital adjustment receivable of $0.8 million. The net working capital adjustment receivable was recorded in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2020. The cash consideration was funded from existing cash on hand. The Company incurred $2.4 million in transaction costs.

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

The following summarizes the purchase price allocation for the Company’s acquisition of GLI:

(in thousands)	October 22, 2020
Total consideration	$79,743
Allocation of purchase price:
Cash	5,007
Trade receivables	10,639
Inventories	11,854
Prepaid expenses and other current assets	3,949
Property and equipment	1,402
Intangible assets	46,700
Total assets acquired	79,551
Accounts payable	3,536
Accrued expenses and other current liabilities	8,853
Other long-term liabilities	524
Total liabilities assumed	12,913
Total fair value of net assets acquired, excluding goodwill	66,638
Goodwill	$13,105

The excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed in the acquisition was allocated to goodwill in the amount of $13.1 million. Goodwill resulting from the GLI Acquisition was attributable to the expanded market share and product offerings. Goodwill resulting from the GLI Acquisition is deductible for tax purposes.

The Company allocated a portion of the purchase price to specific intangible asset categories as follows:

	Fair Value	Amortization
Definite-lived intangible assets:	(in thousands)	Period (in years)
Trade names	$9,500	9
Dealer relationships	37,200	8
	$46,700

The following are the net sales and net loss from GLI included in the Company’s results from the GLI Acquisition Date through December 31, 2020:

Year Ended
(in thousands)	December 31, 2020
Net sales	$7,689
Net loss	$(1,123)

Trojan Leisure Products, LLC d/b/a Radiant Pools

On November 24, 2021, Latham Pool Products acquired Trojan Leisure Products, LLC d/b/a Radiant Pools (“Radiant”) for a total purchase price of $90.7 million (the “Radiant Acquisition”). The results of Radiant’s operations have been included in the consolidated financial statements since that date. Radiant specializes in manufacturing proprietary vinyl liner aluminum swimming pools which can be built completely inground, semi-inground, or above ground. As a result, this acquisition expanded the Company’s product offerings. In connection with the Radiant Acquisition, consideration paid was $90.7 million in cash, or $90.5 million net of cash acquired of $0.2 million. The cash consideration was funded, in part, through long-term debt proceeds of $50.0 million. The Company incurred $2.9 million in transaction costs.

The Company accounted for the Radiant Acquisition using the acquisition method of accounting in accordance with ASC 805. This requires that the assets acquired and liabilities assumed be measured at fair value. The Company estimated, using Level 3 inputs, the fair value of certain fixed assets using a combination of the cost approach and the market approach. Inventories were valued using the comparative sales method, less the cost of disposal. Specific to intangible assets, customer relationships and backlog were valued using the multi-period excess earnings method, whereas trade names, technology and pool designs were valued using the relief from royalty method. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

The following summarizes the purchase price allocation for the Company’s acquisition of Radiant:

(in thousands)	November 24, 2021
Total consideration	$90,725
Allocation of purchase price:
Cash	217
Trade receivables	2,805
Inventories	5,528
Prepaid expenses and other current assets	396
Property and equipment	1,263
Intangible assets	72,500
Total assets acquired	82,709
Accounts payable	1,744
Accrued expenses and other current liabilities	1,038
Deferred income tax liabilities	2,920
Total liabilities assumed	5,702
Total fair value of net assets acquired, excluding goodwill	77,007
Goodwill	$13,718

The excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed in the acquisition was allocated to goodwill in the amount of $13.7 million. Goodwill resulting from the Radiant Acquisition was attributable to the expanded market share and product offerings. Goodwill resulting from the Radiant Acquisition is deductible for tax purposes.

The Company allocated a portion of the purchase price to specific intangible asset categories as follows:

	Fair Value	Amortization
Definite-lived intangible assets:	(in thousands)	Period
Dealer relationships	$37,000	13 years
Trade names	13,000	25 years
Technology	13,000	15 years
Pool designs	7,900	15 years
Backlog	1,600	10 months
	$72,500

The following are the net sales and net income from Radiant included in the Company’s results from the Radiant Acquisition Date through December 31, 2021:

Year Ended
(in thousands)	December 31, 2021
Net sales	$2,211
Net income	$3

Pro Forma Financial Information (Unaudited)

The following pro forma financial information presents the statements of operations of the Company with Narellan, GLI and Radiant as if the acquisitions occurred on January 1, 2019. The pro forma results do not include any anticipated synergies, cost savings or other expected benefits of an acquisition. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisitions been completed on January 1, 2019 and is not necessarily indicative of the Company’s future financial results.

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Net sales	$662,282	$486,276	$396,655
Net (loss) income	$(50,441)	$30,163	$1,712

The pro forma financial information presented above reflects the effects as a result of the acquisitions, including the amortization expense from acquired intangible assets, the depreciation and amortization expense from acquired property and equipment, the additional cost of sales from acquired inventory, interest expense from debt financing, and any related tax effects. Transaction costs for GLI and Radiant are reflected within pro forma net income for the year ended December 31, 2019.

4.EQUITY METHOD INVESTMENT

On October 30, 2020, the Company entered into a securities purchase agreement to purchase 28% of the common units of Premier Pools & Spas for $25.4 million. On August 6, 2021, the Company entered into a securities purchase agreement, together with Premier Holdco LLC, Premier Pools Management Corp. Holdco, Premier Franchise Management Holdco, PFC Holdco, and PPSF, LLC, pursuant to which Premier Group Holdings Inc., an affiliate of Wynnchurch Capital, L.P., acquired 29.8% of the common units of Premier Pools & Spas in aggregate from all sellers, including the Company. Sellers who were not related parties of Wynnchurch Capital, L.P. or the Company determined the purchase price per common unit paid by Premier Group Holdings Inc., indicating the amount paid for the common units of Premier Pools & Spas reflects the price that would be paid in an arm’s-length transaction. As a result of the transaction, the Company received cash proceeds of $6.8 million and recorded a gain on the sale of equity method investment of $3.9 million, which was recorded within other (income) expense, net on the consolidated statements of operations during the fiscal year ended December 31, 2021. The Company’s post-sale ownership interest in Premier Pools & Spas was 20.1%. On December 17, 2021, Premier Pools & Spas issued additional non-voting common units to Premier Group Holdings Inc. As a result of the transaction, the Company recorded a gain on the sale of equity method investment of $1.0 million. The Company’s ownership interest in Premier Pools & Spas after the issuance of additional non-voting common units is 18.2% while its’ voting interest remains 20.1%.

The Company concluded that it holds common stock of Premier Pools & Spas and has the ability to exercise significant influence over Premier Pools & Spas but does not have a controlling financial interest. Accordingly, the Company accounts for this investment using the equity method of accounting. The Company’s proportionate share of the earnings or losses of the investee are reported as a separate line in the consolidated statements of operations.

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

As of December 31, 2021, the Company’s carrying amount for the equity method investment in Premier Pools & Spas was $23.4 million. During the fiscal year ended December 31, 2021, Premier Pools & Spas paid the Company dividends of $2.2 million that are presented on the consolidated statement of cash flows as distribution received from equity method investment of $1.8 million and return of equity method investment of $0.4 million, respectively. The Company has elected a three-month financial reporting lag. The Company recorded its interest in net earnings of Premier Pools & Spas of $2.2 million for the fiscal year ended December 31, 2021, along with a basis difference adjustment of $0.3 million.

5.FAIR VALUE MEASUREMENTS

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

Term loan

The term loan is carried at amortized cost; however, the Company estimates the fair value of the term loan for disclosure purposes. The fair value of the term loan is determined using inputs based on observable market data of a non-public exchange using, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loan (in thousands):

	December 31,
	2021		2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term loan	$280,408	$281,926	$221,496	$221,081

Interest rate swap

The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward LIBOR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward LIBOR curve. As of December 31, 2021, the Company’s interest rate swap asset was $0.5 million, which was recorded within other assets on the consolidated balance sheets. As of December 31, 2020, the Company’s interest rate swap liability was $0.3 million, which was recorded within other long-term liabilities on the consolidated balance sheets.

6.GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying value of goodwill during the years ended December 31, 2021, 2020 and 2019 (in thousands):

Amount
Balance as of December 31, 2019	$101,672
Acquisition of GLI	13,105
Foreign currency translation adjustment	973
Balance as of December 31, 2020	115,750
Acquisition of Radiant	13,718
Foreign currency translation adjustment	(597)
Balance as of December 31, 2021	$128,871

The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal year ended December 31, 2021 in accordance with Step 0 of ASC 350 and determined that goodwill was not impaired. The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2020 and 2019 in accordance with Step 1 of ASC 350 and determined that goodwill was not impaired.

Intangible Assets

Intangible assets, net as of December 31, 2021 consisted of the following (in thousands):

	December 31, 2021
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$439	$16,382	$132,157
Patented technology	16,126	65	5,205	10,986
Technology	13,000	—	72	12,928
Pool designs	13,628	265	1,101	12,792
Franchise relationships	1,187	54	767	474
Dealer relationships	197,376	22	30,838	166,560
Backlog	1,600	—	160	1,440
Non-competition agreements	2,476	—	1,503	973
	$393,493	$845	$56,028	$338,310

Intangible assets, net as of December 31, 2020 consisted of the following (in thousands):

	December 31, 2020
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$135,100	$1,047	$10,258	$125,889
Patented technology	16,126	155	3,452	12,829
Pool designs	5,728	629	648	5,709
Franchise relationships	1,187	130	470	847
Dealer relationships	160,376	52	17,697	142,731
Non-competition agreements	2,476	—	1,008	1,468
	$320,993	$2,013	$33,533	$289,473

The Company recognized $22.6 million, $17.3 million, and $15.6 million of amortization expense related to intangible assets during the years ended December 31, 2021, 2020, and 2019, respectively.

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Amortization
Year Ended	Expense
2022	$28,158
2023	26,527
2024	25,707
2025	25,550
2026	25,550
Thereafter	206,818
$338,310

7.INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$77,510	$37,010
Finished goods	32,046	27,808
	$109,556	$64,818

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$1,744	$1,613
Building and improvements	7,369	5,898
Machinery and equipment	27,910	21,478
Furniture and fixtures	1,470	1,406
Computer equipment and software	7,011	6,633
Molds and dyes	13,365	9,051
Leasehold improvements	4,560	3,573
Vehicles	4,363	3,061
Construction in progress	18,677	8,525
	86,469	61,238
Less: Accumulated depreciation	(22,963)	(13,881)
	$63,506	$47,357

Depreciation and amortization expense related to property and equipment during the years ended December 31, 2021, 2020 and 2019 was $9.7 million, $8.0 million and $6.0 million, respectively. Construction in progress recorded as of December 31, 2021 and 2020 primarily related to an increase in fiberglass molds and fiberglass production capacity. The Company recorded aggregate losses on sales and disposals of property and equipment of $0.3 million, $0.3 million and $0.7 million during the years ended December 31, 2021, 2020 and 2019 respectively.

9.LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	December 31,
	2021	2020
Term loan	$284,009	$228,147
Less: Unamortized discount and debt issuance costs	(3,601)	(6,651)
Total debt	280,408	221,496
Less: Current portion of long-term debt	(17,220)	(13,042)
Total long-term debt	$263,188	$208,454

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

The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates and make prepayments. As of December 31, 2021 and 2020, the Company was in compliance with all financial-related covenants related to the Credit Agreement. There were no amounts outstanding as of December 31, 2021 and 2020 on the Revolver or Letters of Credit.

Term Loan Facility

On December 18, 2018, in connection with the Acquisition, the Company entered into the Credit Agreement with Nomura to borrow $215.0 million (the “Original Term Loan”). The Company incurred debt issuance costs of $11.5 million related to the transaction.

The Original Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million at a discount of $0.7 million (the “First Amendment”) to fund the Company’s acquisition of Narellan. Any portion of the First Amendment not used to fund the acquisition of Narellan was required to be applied to repay the First Amendment in an aggregate amount equal to such portion of the First Amendment, without any premium or penalty.

On August 6, 2020, the Company entered into a Form of Affiliated Lender Assignment and Assumption with Nomura (the “Assignment”). Under the Assignment, the Company repaid $4.975 million of the outstanding principal balance, which was accepted as full repayment of $5.0 million of the outstanding principal balance. The Company treated the $25.0 thousand as a gain on extinguishment of debt and recorded it within interest expense, net in its consolidated statements of operations during the year ended December 31, 2020.

On October 14, 2020, the Company entered into a subsequent amendment under the Original Term Loan with Nomura to borrow an additional $20.0 million (the “Second Amendment” and collectively with the Original Term Loan and the First Amendment, the “Term Loan”). The Company accounted for the borrowings under the Second Amendment as new debt and recorded $0.1 million of third party costs as a direct reduction to the carrying amount of long-term debt on the consolidated balance sheet. There were no financing costs incurred with the Second Amendment. The Term Loan has a maturity date of June 18, 2025. Interest and principal payments are due quarterly.

On January 25, 2021, the Company entered into a subsequent amendment to the Term Loan with Nomura to borrow an additional $175.0 million (the “Third Amendment” and collectively with the “Term Loan”, the “Amended Term Loan”). The amendment did not change the maturity date of the Term Loan and the Amended Term Loan bears interest under the same terms as the Term Loan. The Company accounted for $165.0 million of the borrowings under the Third Amendment as new debt and $10.0 million of the borrowings under the Third Amendment as a debt modification. The Company recorded an aggregate of $1.2 million of debt issuance costs as a direct reduction to the carrying amount of long-term debt on the consolidated balance sheet.

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

On November 24, 2021, the Company entered into a subsequent amendment to the Amended Term Loan with Nomura to provide for incremental term loans in an aggregate principal amount of $50.0 million. The new loans will have terms identical including with respect to, among other things, maturity, the interest rate and amortization. The other terms of the Amended Term Loan remained unchanged. Under the Amended Term Loan, the Company is required to repay the outstanding principal balance in fixed quarterly payments of $4.3 million, commencing December 31, 2021, with a final payment of $228.0 million due on June 18, 2025. The Company accounted for $22.6 million of the borrowings under the November 2021 amendment as new debt and $27.4 million of the borrowings under the Fifth Amendment as a debt modification. The Company did not incur a material amount of issuance costs in connection with the additional borrowings under the Amended Term Loan.

The Amended Term Loan bears interest at (1) a base rate equal to the highest of (i) the Federal Funds Rate plus 1∕2 of 1%, (ii) the “prime rate” published in the Money Rates section of the Wall Street Journal and (iii) LIBOR (2) plus a Loan Margin of (i) 6.00% for Eurocurrency Rate Loans and (ii) 5.00% for Base Rate Loans, as defined in the Credit Agreement. Principal payments under the First Amendment were calculated as 0.629% of the outstanding principal balance. In connection with the Amended Term Loan, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements.

Under the Amended Term Loan, the Company is required to make mandatory prepayments based on the Company’s excess cash flow for the year, as follows (as a percentage of the Company’s excess cash flow for the year):

Mandatory
Prepayment
Net Leverage Ratio	Percentage
> 3.50:1.00	90%
> 3.00:1.00 and ≤ 3.50:1.00	75%
> 2.50:1.00 and ≤ 3.00:1.00	50%
> 2.00:1.00 and ≤ 2.50:1.00	25%
≤ 2.00:1.00	0%

Net Leverage Ratio in the table above is defined, as of any date of determination, as the ratio of net indebtedness at such date to consolidated earnings before interest, taxes, depreciation and amortization.

There was no estimated mandatory prepayment to be paid as of December 31, 2021 or 2020. There are also negative covenants, including, but not limited to, certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates and make prepayments. As of December 31, 2021 and 2020, the Company was in compliance with all financial-related covenants related to the Term Loan.

As of December 31, 2021, the unamortized debt issuance costs and discount on the Amended Term Loan were $2.5 million and $1.1 million, respectively. As of December 31, 2020, the unamortized debt issuance costs and discount on the Term Loan were $6.3 million and $0.4 million, respectively. The effective interest rate was 7.04% at December 31, 2021.

Interest rate risk associated with the Company’s Credit Agreement is managed through an interest rate swap which the Company executed on April 30, 2020. The swap has an effective date of May 18, 2020 and a termination date of May 18, 2023. Under the terms of the swap, the Company fixed its LIBOR borrowing rate at 0.442% on a notional amount of $200.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes.

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Term Loan
Year Ended	Facility
2022	$17,220
2023	17,220
2024	17,220
2025	232,349
$284,009

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

10.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued sales rebates	$20,300	$15,511
Accrued product warranties	4,717	2,705
Accrued incentives	9,205	11,244
Accrued vacation	2,773	3,805
Accrued payroll	6,107	6,098
Deferred offering costs	—	1,040
Accrued third-party services	1,458	2,172
Income taxes payable	587	—
Deferred revenue	5,927	4,530
Other	8,023	6,373
Total accrued expenses and other current liabilities	$59,097	$53,478

11.PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Balance at the beginning of the year	$2,882	$2,846	$1,977
Accruals for warranties issued	8,824	3,966	3,729
Warranty liabilities assumed in GLI Acquisition	—	118	—
Warranty liabilities assumed in Radiant Acquisition	50	—	—
Less: Settlements made (in cash or in kind)	(6,847)	(4,048)	(2,860)
Balance at the end of the year	$4,909	$2,882	$2,846

12.NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
In-ground Swimming Pools	$368,465	$237,410	$175,033
Covers	132,126	84,524	70,984
Liners	129,865	81,455	71,958
	$630,456	$403,389	$317,975

The allowance for bad debt activity during the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Balance at the beginning of the year	$1,438	$1,322	$1,535
Bad debt expense	979	358	253
Write-offs	(24)	(242)	(466)
Balance at the end of the year	$2,393	$1,438	$1,322

13.INCOME TAXES

The Company is subject to United States federal, state and local income taxes, as well as other foreign income taxes. The domestic and foreign components of its (loss) income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
(Loss) income before income taxes:
Domestic	$(68,261)	$19,609	$9,939
Foreign	14,731	3,150	(7,153)
Total	$(53,530)	$22,759	$2,786

Current and deferred income tax expense (benefit) is composed of the following (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Current income tax expense (benefit):
Domestic	$19,855	$10,342	$5,424
Foreign	991	1,104	131
Total current tax (benefit) expense	20,846	11,446	5,555
Deferred income tax (benefit) expense:
Domestic	(1,912)	(4,532)	(10,020)
Foreign	(10,116)	(138)	(206)
Total deferred tax (benefit) expense	(12,028)	(4,670)	(10,226)
Total income tax (benefit) expense	$8,818	$6,776	$(4,671)

The reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows (% of Income (Loss) Before Income Taxes):

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Federal statutory tax rate	21.0%	21.0%	21.0%
Foreign rate differential	(1.4)%	1.2%	1.1%
State income tax, net of federal benefit	(3.3)%	1.4%	(67.2)%
Uncertain tax positions	(0.3)%	0.8%	348.2%
Change in valuation allowance	23.8%	(1.1)%	(5.9)%
GILTI	0.8%	1.5%	21.1%
Meals and entertainment	(0.2)%	0.5%	6.8%
Foreign expenses not deductible for tax	(0.8)%	1.7%	56.1%
Transaction costs not deductible for tax	(0.2)%	2.0%	13.3%
Nondeductible stock compensation	(48.0)%	—%	—%
Canadian restructuring	—%	—%	(562.4)%
Canadian branch income	(9.1)%	1.8%	0.0%
Other permanent items	1.2%	(1.0)%	(0.1)%
	(16.5)%	29.8%	(168.0)%

The following table summarizes changes in the valuation allowance (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Balance at January 1	$(12,704)	$(12,463)	$(12,300)
Additions	—	(241)	(163)
Deductions	12,704	—	—
Balance at December 31	$—	$(12,704)	$(12,463)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”). The Act made broad and complex changes to the U.S. tax code, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, (2) bonus depreciation that allows for full expensing of qualified property, (3) interest expense deduction limitation rules, and (4) new international tax provisions including, but not limited to, GILTI and Foreign Derived Intangible Income (“FDII”). The Act also required companies to record/pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The one-time transition tax was based on the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred for U.S. income tax purposes. The Company did not record a liability for the one-time transition tax for all of its foreign subsidiaries as the Company did not have aggregate E&P from those foreign subsidiaries.

During the year ended December 31, 2019, the Company finalized the computations of the income tax effects of the Act. Although the Company has completed its accounting for the effects of the Act, the determination of the Act’s income tax effects may change following future legislation or further interpretation of the Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. The Company has elected with respect to its treatment of GILTI to account for taxes on GILTI as incurred.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the coronavirus ("COVID-19") pandemic. The CARES Act is aimed at providing assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial condition or results of operations for the years ended December 31, 2021 and 2020.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic. The CAA extended many of the provisions enacted by the CARES Act, the extension of which likewise did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020.

In December 2019, the FASB issued ASU 2019-12, which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistent application of the accounting for franchise taxes, enacted changes in tax laws or rates, and transactions that result in a step-up in the tax basis of goodwill. The adoption of this standard during the year ended December 31, 2021 required no cumulative-effect adjustments and did not have a material impact on the Company’s financial position or results of operations.

Deferred Income Taxes

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes, and the impact of available net operating loss (“NOL”) and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered.

Deferred income tax assets and liabilities recorded on the balance sheets as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$9,885	$12,099
Inventories, net	1,267	473
Warranty reserve	1,041	789
Trade receivables	483	360
Profits interest units	1,778	760
Accrued expenses	539	1,010
Transaction costs	1,211	607
Future branch taxes	(2,462)	—
Other	719	216
Gross deferred tax assets	14,461	16,314
Valuation allowance	—	(12,704)
Total deferred tax asset	14,461	3,610
Less: Foreign deferred tax benefit	(10,603)	(345)
Total domestic deferred tax asset	3,858	3,265
Deferred tax liabilities:
Intangible assets	(50,298)	(53,874)
Property and equipment, net	(5,788)	(4,120)
Prepaid expenses and other	(1,201)	(464)
Investments in partnerships	(2,914)	—
Total deferred tax liabilities	(60,201)	(58,458)
Net deferred tax liabilities	$(56,343)	$(55,193)

ASC 740 requires that the Company reduce its deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that it will be able to realize all of its deferred tax assets and that a valuation allowance of $12.7 million is no longer necessary as of December 31, 2021. Accordingly, the valuation allowance was released during the year ended December 31, 2021.

As of December 31, 2021, the Company had net operating loss (“NOL”) carryforwards of approximately $9.9 million (tax effected), which will be available to offset future taxable income and tax liabilities. The NOL carryforwards expire in calendar years 2026 through 2039.

The Company reinvests earnings of foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. The Company acknowledges that it would need to accrue and pay taxes should it decide to repatriate cash generated from earnings of its foreign subsidiaries that are considered indefinitely reinvested but expect that the potential tax liability would be insignificant.

Tax Uncertainties

The liability related to uncertain tax positions, exclusive of interest, is $5.4 million at December 31, 2021. Of this amount, $5.4 million, if recognized, would impact the effective tax rate. The Company does not expect this balance to significantly change within the next twelve months. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of December 31, 2021, the Company had $0.3 million of accrued interest and no accrued penalties.

The Company is subject to income taxes in the U.S., certain states and numerous foreign jurisdictions. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files a federal consolidated tax return which includes all U.S. entities as well several combined/consolidated state tax returns and separate state tax returns. In addition, the Company files Canadian and Australian tax returns for its Canadian, Australian, and New Zealand entities. The Company is subject to the regular examination of our income tax returns by tax authorities. The Company does not have any audits in process. Examinations in material jurisdictions or changes in laws, rules, regulations or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations or interpretations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results.

Tax years from the fiscal year ended December 31, 2018 through present are open for examination in the U.S. Tax years and tax periods ended December 31, 2017 through present are open for state examination. Tax years and tax periods from June 30, 2018 through present are currently open for examination in Canada. Tax years and tax periods from June 30, 2017 through present are currently open for examination in Australia. Tax years and tax periods from March 31, 2017 through present are currently open for examination in New Zealand.

The following is a reconciliation of the beginning and ending amount of uncertain tax positions (in thousands):

	Year Ended
	December 31,
	2021	2020
Balance at the beginning of the year	$9,862	$9,681
Additions for tax positions taken during prior years	149	181
Additions for tax positions taken during the current year	—	—
Balance at the end of the year	$10,011	$9,862

14.COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain property and equipment under agreements generally with terms of five years or less and may include certain renewal options. Rental expense during the years ended December 31, 2021, 2020 and 2019 was $8.8 million, $6.8 million and $6.1 million, respectively.

The minimum annual rental commitments under non-cancelable operating leases as of December 31, 2021 are due as follows (in thousands):

Year Ended
2022	$8,094
2023	6,278
2024	5,674
2025	4,726
2026	3,479
Thereafter	6,854
$35,105

Litigation

In the normal course of its business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position, results of operations or cash flows. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

15.EMPLOYEE BENEFIT PLANS

The Company has various retirement savings plans covering substantially all employees of the Company. These plans allow eligible employees to make discretionary contributions. The Company makes discretionary matching and other contributions depending on the plan and recognized expense of $2.0 million, $0.8 million and $0.9 million related to such plans during the years ended December 31, 2021, 2020 and 2019, respectively.

During the year-ended December 31, 2020, the Company terminated its defined benefit pension plan, liquidating the existing plan assets and settling all remaining plan obligations associated with the Company’s pension plans, which resulted in an immaterial impact to the consolidated financial statements.

16.PROFITS INTEREST UNITS

Prior to the Reorganization, the Company’s Parent granted profit interest units (“PIUs”) in the form of Class B units of the Parent to certain key employees and directors for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. As part of the Reorganization, the vested and unvested PIUs of the Parent, were converted on a pro rata basis into equivalent restricted stock units and restricted stock awards of the Company’s common stock. The following table summarizes the activity for all PIUs during the years ended December 31, 2021, 2020 and 2019:

		Weighted-Average
		Grant-Date
	Number of PIUs	Fair Value
Balance at January 1, 2019	20,890,124	$0.41
Granted	3,692,699	$0.38
Forfeited	(2,848,653)	$0.41
Balance at December 31, 2019	21,734,170
Granted	7,843,107	$0.60
Forfeited	(2,152,315)	$0.35
Balance at December 31, 2020	27,424,962	$0.43
Forfeited	(1,266,068)	$0.34
Converted at IPO in connection with the Reorganization	(26,158,894)	$0.43
Balance at December 31, 2021	—	$—

On January 29, 2021, an employee holder of PIUs terminated his employment with the Company, at which time all 1,055,057 of his performance-vesting units were forfeited. At the time of his termination, the employee held 527,528 of time-vesting units, of which 211,011 time-vesting units were vested. Per the terms of his termination agreement, the Company accelerated the vesting of an additional 105,506 time-vesting units, such that the total time-vesting units vested were equal to 316,517 upon his termination and the remaining 211,011 of unvested time-vesting units were forfeited upon his termination. As the employee’s profits interest units had not vested from an accounting perspective, the retention and immediate vesting of the retained time-vesting units was accounted for as a modification. A cumulative catch-up charge of $1.1 million was recorded during the fiscal quarter ended April 3, 2021 to reflect the incremental fair value of the awards as of the date of the modification, as compared to the grant-date fair value.

The Company used the following assumptions in conjunction with the Contingent Claims Analysis Model to estimate the fair value of the PIUs:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Expected volatility	55.00%	49.00%
Risk-free interest rate	0.20%	1.90%
Expected term (in years)	3.2	4.6
Expected dividend yield	—%	—%

During the year ended December 31, 2020, the Company recorded $0.6 million in stock-based compensation expense related to the settlement of the Contingent Consideration, which is recorded in selling, general and administrative expense in the consolidated statements of operations.

17.STOCK-BASED COMPENSATION

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

Contemporaneously with the pricing of the Company’s IPO, on April 22, 2021 the Company granted 8,340,126 of restricted stock awards, 341,301 of restricted stock units and 886,862 of option awards under the Omnibus Incentive Plan to employees of the Company. Of the 8,340,126 restricted stock awards granted, (i) 6,799,414 vest every six months in equal installments beginning on December 27, 2021 and ending on December 27, 2023, and (ii) 1,540,712 vest every six months in equal installments, beginning on December 27, 2021 and ending on December 27, 2024. Of the 341,301 restricted stock unit awards granted, (i) 251,828 vest 1/3 on the nine-month anniversary of the Closing of the IPO, 1/3 on the first anniversary of the Closing of the IPO, and 1/3 on the two-year anniversary of the Closing of the IPO; (ii) 22,367 vest on the first anniversary of the Closing of the IPO; (iii) 51,316 vest on December 16, 2021; and (iv) 15,790 vest evenly on each of the first three anniversaries of the Closing of the IPO. All 886,862 of the option awards vest 25% annually on each of the first four anniversaries of the Closing of the IPO. The option awards were granted with a strike price of $19.00 per share. Under the terms of the Omnibus Incentive Plan, all stock options will expire if not exercised within ten years of the grant date.

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was $128.8 million and $1.8 million, respectively. Stock-based compensation expense of $8.7 million and $120.1 million was recorded in cost of sales and selling, general and administrative expense, respectively, for the year ended December 31, 2021. Stock-based compensation expense for the year ended December 31, 2020 was recorded in selling, general and administrative expense on the consolidated statements of operations. Of the $128.8 million of stock-based compensation expense recorded during the year ended December 31, 2021, $0.5 million was due to the accelerated vesting of restricted stock and $49.0 million was due to the modification as a result of the Reorganization. Refer to Note 16 above for detail regarding the Company’s equity-based awards issued in the form of PIUs prior to the Reorganization and IPO. The recognized income tax benefit related to stock-based compensation was $0.1 million for the year ended December 31, 2021. There was no recognized income tax benefit related to stock-based compensation for the years ended December 31, 2020 and 2019. As of December 31, 2021, total unrecognized stock-based compensation expense related to all unvested stock-based awards of $73.6 million, which is expected to be recognized over a weighted-average period of 1.45 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of option awards granted:

Year Ended
December 31, 2021
Risk-free interest rate	0.64%
Expected volatility	38.19%
Expected term (in years)	6.25
Expected dividend yield	0.00%

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the year ended December 31, 2021:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	8,340,126	19.00
Vested	(1,522,026)	—
Forfeited	(1,014,976)	19.00
Outstanding at December 31, 2021	5,803,124	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the year ended December 31, 2021:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	346,674	19.07
Vested	(51,316)	19.00
Forfeited	(16,767)	19.00
Outstanding at December 31, 2021	278,591	$19.08

Stock Options

The following table represents the Company’s stock option activity during the year ended December 31, 2021:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding on January 1, 2021	—	$—	—	$—
Granted	903,978	19.08
Exercised	—
Forfeited	(81,092)
Outstanding at December 31, 2021	822,886	$19.08	9.32	$4,893
Vested and expected to vest at December 31, 2021	822,886	$19.08	9.32	$4,893
Options exercisable at December 31, 2021	—	—	—	—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2021 was $7.25 per share.

18.SHAREHOLDER’S EQUITY

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

Reorganization

Prior to the Closing of the IPO, the Company’s parent entity, Parent, merged with and into Latham Group, Inc., The purpose of the Reorganization was to allow existing indirect owners of the Company to become direct shareholders of the Company.

In connection with the Reorganization, Class A units of the Parent (the “Class A units”) were converted into economically equivalent number of shares of the Company’s common stock on a pro rata basis to the individual holders’ ownership , and Class B units of the Parent (the “Class B units”) were converted into an economically equivalent number of restricted and unrestricted shares of the Company’s common stock, based on each individual’s respective equity value, as derived by individual Class B ownership. The Reorganization was accounted for as an equity reorganization between entities under common control.

As the Class A units were akin to common shares as all holders held economic interest of the Parent and were entitled to distributions on a pro rata basis to their respective the individual holders’ ownership, the conversion of Class A units to common shares as part of the Reorganization was considered to be the equivalent to a stock split, which requires retrospective treatment for accounting purposes. Accordingly, all share and per share amounts in these consolidated financial statements and related notes have been retroactively restated, where applicable, for all periods herein, to give effect to the conversion ratio applied in connection with the Reorganization. As a result of the retrospective application of the Reorganization, any transaction between the Company and Parent has been eliminated from these consolidated financial statements as these represent intercompany transactions.

Class B units were historically accounted for as compensatory arrangements in accordance with ASC 718 “Compensation – Stock Compensation”, akin to stock appreciation rights, that when vested would share on the economic appreciation of the equity value of Parent over the agreed hurdles. As a result of the Reorganization, the Company determined that only vested Class B units are considered outstanding for accounting purposes. A portion of the Class B units vest based on continued employment by the holder, or time-vesting units, and the remaining Class B units vest upon defined performance and market conditions, or performance-vesting units. Therefore, the Company has considered any unvested restricted shares as contingently issuable shares until they vest. The conversion of time-vesting Class B units to restricted shares is retrospectively included in the weighted-average common shares outstanding used to calculate diluted net income (loss) per share using the treasury stock method for each period in which the individual unit holder’s threshold was met at the reporting date and therefore the individual unit holder would have participated in a hypothetical distribution to the Parent unit holders, if dilutive. The conversion of performance-vesting Class B units to restricted shares is not included in the weighted-average shares outstanding used to calculate diluted net income (loss) per share for any period prior to the Reorganization and IPO as the performance vesting thresholds were not satisfied and the performance units were not considered probable to vest historically. Refer to Note 19 for additional details relating to net income (loss) per share

Equity Structure Subsequent to the Reorganization

On April 13, 2021, the Company’s certificate of incorporation was amended and restated. Under the amended and restated certificate of incorporation, the Company has authority to issue 500,000,000 shares of common stock, par value $0.0001 per share. On April 12, 2021, the Company’s board of directors declared and on April 13, 2021, the Company effected a 109,673.709-for-one stock split of its issued and outstanding shares of common stock.

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

As of and December 31, 2021 and 2020, 113,642,487 and 118,854,249 shares of common stock are issued and outstanding for accounting purposes, respectively.

19.NET INCOME PER SHARE

Basic and diluted net income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to common stockholders	$(62,348)	$15,983	$7,457
Denominator:
Weighted-average common shares outstanding
Basic	110,644,366	101,606,966	95,032,265
Diluted	110,644,366	102,602,738	95,400,528
Net income per share attributable to common stockholders
Basic	$(0.56)	$0.16	$0.08
Diluted	$(0.56)	$0.16	$0.08

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Restricted stock awards	5,909,089	22,524	97,718
Restricted stock units	106,917	—	—
Stock options	39	—	—

20.RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI rendered services to the Company , for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. During the years ended December 31, 2021 and 2020, the Company incurred $2.1 million and $0.5 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within in property and equipment, net on the consolidated balance sheet as of December 31, 2021. As of December 31, 2021 and 2020, the Company had accounts payable - related party to BrightAI of $0.9 million and $0.5 million, respectively.

Expense Reimbursement and Management Fees

The Company had an expense reimbursement agreement (the “management fee arrangement”) with the Sponsor and Wynnchurch Capital, L.P. for ongoing consulting and advisory services. The management fee arrangement provided for the aggregate payment of up to $1.0 million each year for reimbursement of expenses incurred with services provided and, depending on the extent of services provided, management fees. The management fee arrangement terminated upon consummation of the Company’s initial public offering.

The Company entered into a Stockholders’ Agreement with the Sponsor and Wynnchurch Capital, L.P. on April 27, 2021. The Stockholders’ Agreement requires the Company to reimburse the Sponsor and Wynnchurch Capital, L.P. the reasonable out-of-pocket costs and expenses in connection with monitoring and overseeing their investment in the Company.

There were no management fees incurred by the Company during both the years ended December 31, 2021 and 2020. The Company reimbursed less than $0.1 million of out-of-pocket costs and expenses to the Sponsor and Wynnchurch Capital, L.P. during both the years ended December 31, 2021 and 2020. As of both December 31, 2021 and 2020, there were no outstanding amounts payable to the Sponsor and Wynnchurch Capital, L.P.

Operating Lease

In May 2019, in connection with the Narellan Acquisition, the Company assumed an operating lease for the manufacture, sale and storage of swimming pools and associated equipment with Acquigen Pty Ltd, which was owned by an individual employed by the Company. The lease expires in June 2028. The Company recognized $0.5 million, $0.4 million and $0.2 million of rent expense related to this lease during the years ended December 31, 2021, 2020 and 2019, respectively, which is recognized within selling, general and administrative expense on the consolidated statements of operations. As of December 31, 2021, the individual was no longer employed by the Company and, therefore, no longer considered a related party. Related party transactions disclosed herein that relate to the individual were recognized while the individual was an employee and considered a related party.

21.GEOGRAPHIC INFORMATION

Net sales by geography is based on the delivery address of the customer as specified in purchase order. Net sales by geographic area was as follows (in thousands):

	December 31,
	2021	2020	2019
Net sales
United States	$491,870	$325,716	$257,786
Canada	98,662	50,499	43,157
Australia	25,216	20,181	12,126
New Zealand	8,055	3,984	2,432
Other	6,653	3,009	2,474
Total	$630,456	$403,389	$317,975

Our long-lived assets by geographic area, which consist of property and equipment, net assets were as follows (in thousands):

	December 31,
	2021	2020
Long-lived assets
United States	$52,695	$37,680
Canada	4,607	3,050
Australia	4,444	4,979
New Zealand	1,760	1,648
Total	$63,506	$47,357

22.CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Latham Group, Inc.

(Parent Company Only)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Investment in subsidiary	$353,645	$281,609
Total assets	$353,645	$281,609
Liabilities and Stockholders’ Equity
Total liabilities	$—	$—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 and no shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of both December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 900,000,000 and 500,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 119,445,611 and 118,854,249 shares issued and outstanding as of December 31, 2021 and 2020, respectively	12	12
Additional paid-in capital	401,846	265,478
(Accumulated deficit) retained earnings	(48,583)	13,765
Accumulated other comprehensive income	370	2,354
Total stockholders’ equity	353,645	281,609
Total liabilities and stockholders’ equity	$353,645	$281,609

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2021	2020	2019
Equity in net (loss) income of subsidiary	$(62,348)	$15,983	$7,457
Net (loss) income attributable to common stockholders	$(62,348)	$15,983	$7,457
Net (loss) income per share
Net (loss) income per share attributable to common stockholders – basic and diluted
Basic	$(0.56)	$0.16	$0.08
Diluted	$(0.56)	$0.16	$0.08
Weighted-average common shares outstanding – basic and diluted
Basic	110,644,366	101,606,966	95,032,265
Diluted	110,644,366	102,602,738	95,400,528

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Net (loss) income	$(62,348)	$15,983	$7,457
Equity in other comprehensive (loss) income of subsidiary	(1,984)	2,825	(670)
Comprehensive (loss) income	$(64,332)	$18,808	$6,787

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(62,348)	$15,983	$7,457
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net loss (income) of subsidiary	62,348	(15,983)	(7,457)
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Investment in subsidiary	(117,626)	(65,553)	—
Net cash used in investing activities	(117,626)	(65,553)	—
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	399,264	—	—
Repurchase and retirement of treasury stock	(281,638)	—	—
Proceeds from issuance of common stock	—	65,553	—
Net cash provided by financing activities	117,626	65,553	—
Net increase in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements of Registrant (Parent Company Only)

1.Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. Latham Group, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. Under the terms of the Credit Agreement entered into by the Latham Pool Products, a wholly owned subsidiary of LIMC, which itself is a wholly owned subsidiary of Latham Group, Inc., Latham Pool Products is restricted from making dividend payments, loans or advances to Latham Group, Inc., unless certain conditions are met. As of December 31, 2021 and 2020, substantially all of the consolidated net assets of Latham Pool Products are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.

Latham Group, Inc. is able to transfer assets from Latham Pool Products in order to pay certain tax liabilities.

These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the condensed financial statements, with the only exception being that the parent company accounts for its subsidiary using the equity method.

2.Common Stock

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

On October 14, 2020 and October 20, 2020, existing shareholders purchased an aggregate of 21,666,653 shares of Latham Group, Inc.’s common stock for an aggregate of $64.9 million. In addition, during the year ended December 31, 2020, the Company issued 205,197 shares of common stock for an aggregate of $0.6 million.

23. SUBSEQUENT EVENTS

Secondary Offering

On January 11, 2022, the Company completed an offering of 13,800,000 shares of common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase up to 1,800,000 additional shares of common stock, at a public offering price of $19.50 per share. All of the net proceeds from this offering were used to purchase 13,800,000 shares of common stock from certain of our stockholders. In connection with the offering the Company incurred approximately $12.9 million in expenses, including underwriter fees.

Debt Refinancing

On February 23, 2022, Latham Pool Products entered into an agreement (the “New Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “New Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “New Term Loan Facility”) in an initial principal amount of $325.0 million. On the closing date, proceeds under the agreement were used to repay and replace $294.0 million under, and terminate, the Credit Agreement and for general corporate purposes.

The New Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The New Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the New Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the New Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the New Credit Agreement), plus a margin of 2.50%. Loans outstanding under the New Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the New Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the New Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is, initially, 0.375% per annum and will, thereafter, accrue at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio. The New Revolving Credit Facility is not subject to amortization.

The New Term Loan Facility matures on February 23, 2029. Loans outstanding under the New Term Loan Facility bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio (as defined in the New Credit Agreement, the “First Lien Net Leverage Ratio”), or based on the Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the New Term Loan Facility are subject to scheduled quarterly amortization payments equal to 0.25% of the initial principal amount of the New Term Loan Facility. The Company also amended its interest rate swap to change the index rate from LIBOR to SOFR in connection with the New Credit Agreement.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for fiscal year ending December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

Code of Conduct and Business Ethics

We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Conduct and Business Ethics is posted on our Investor Relations website at https://ir.lathampool.com/ on the Governance page of the website. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11. Executive Compensation

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
1)	Financial Statements. The Company’s financial statements are included in Part II, Item 8, Financial Statements and Supplementary Data.
2)	Financial Statements Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included under Part II, Item 8, Financial Statements and Supplementary Data.
3)	Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1

Merger Agreement by and between Latham Group, Inc. and Latham Investment Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on June 3, 2021 (File No. 001-40358))

3.1

Amended and Restated Certificate of Incorporation of Latham Group, Inc. (incorporated by reference to Exhibit 3.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on June 3, 2021 (File No. 001-40358))

3.2

Amended and Restated Bylaws of Latham Group, Inc. (incorporated by reference to Exhibit 3.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on June 3, 2021 (File No. 001-40358))

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1#

Credit Agreement, dated as of December 18, 2018, among Latham Pool Products, Inc., Latham International Manufacturing Corp., the lenders party thereto and Nomura Corporate Funding Americas, LLC., as administrative agent (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

10.2

First Incremental Facility Amendment to the Credit Agreement, dated as of May 29, 2019, among Latham Pool Products, Inc., Latham International Manufacturing Corp., the lenders party thereto and Nomura Corporate Funding Americas, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

10.3

Second Incremental Facility Amendment to the Credit Agreement, dated as of October 14, 2020, among Latham Pool Products, Inc., Latham International Manufacturing Corp., the lenders party thereto and Nomura Corporate Funding Americas, LLC., as administrative agent (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

Exhibit Number	Exhibit Description
10.4#

Third Incremental Facility Amendment to the Credit Agreement, dated as of January 25, 2021 among Latham Pool Products, Inc., Latham International Manufacturing Corp., the lenders party thereto and Nomura Corporate Funding Americas, LLC., as administrative agent (incorporated by reference to Exhibit 10.4 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

10.5

Fourth Incremental Facility Amendment to the Credit Agreement, dated as of March 31, 2021 among Latham Pool Products, Inc., Latham International Manufacturing Corp., the lenders party thereto and Nomura Corporate Funding Americas, LLC., as administrative agent (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Current Report on Form 8-K filed with the Commission on November 30, 2021 (File No. 001-40358))

10.6

Fifth Incremental Facility Amendment to the Credit Agreement, dated as of November 24, 2021 among Latham Pool Products, Inc., Latham International Manufacturing Corp., the lenders party thereto and Nomura Corporate Funding Americas, LLC., as administrative agent (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the Commission on November 30, 2021 (File No. 001-40358))

10.7

Stockholders Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021 (File No. 001-40358))

10.8

Registration Rights Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021 (File No. 001-40358)))

10.9

Form of Indemnification Agreement by and among the Latham Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021 (File No. 001-40358))

10.10†

Employment Agreement by and between Scott Rajeski and Latham Pool Products, Inc., dated December 17, 2018 (incorporated by reference to Exhibit 10.8 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

10.11†

Offer Letter by and between J. Mark Borseth and Latham Pool Products, Inc., dated February 7, 2020, as amended February 11, 2020 (incorporated by reference to Exhibit 10.9 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

10.12†

Employment Agreement by and between J. Mark Borseth and Latham Pool Products, Inc., dated February 12, 2020, as amended April 6, 2020 (incorporated by reference to Exhibit 10.10 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

10.13†

Offer Letter by and between Joel R. Culp and Latham Pool Products, Inc., dated January 18, 2019 (incorporated by reference to Exhibit 10.11 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

10.14†

Employment Agreement by and between Joel R. Culp and Latham Pool Products, Inc., dated February 11, 2019 (incorporated by reference to Exhibit 10.12 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

10.15†

Latham Pool Products, Inc. Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021 (File No. 001-40358))

Exhibit Number	Exhibit Description
10.16†

Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021 (File No. 001-40358))

10.17†

Form of Nonqualified Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021 (File No. 001-40358))

10.18†

Form of Restricted Stock Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021 (File No. 001-40358))

10.19†

Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021 (File No. 001-40358))

16.1

Letter regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the Commission on April 15, 2021 (File No. 333-254930))

21.1*	Subsidiaries of the registrant
23.1*	Consent of RSM US LLP, independent registered public accounting firm
23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline iXBRL document)

† Indicates management contract or compensatory plan.

* Filed herewith.

# Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K.

** A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date      March 10, 2022

LATHAM GROUP, INC.

/s/ Scott Rajeski
Scott Rajeski
Chief Executive Officer and President; Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott M. Rajeski	Chief Executive Officer and President; Director	March 10, 2022
Scott M. Rajeski	(Principal Executive Officer)

/s/ James Mark Borseth	Chief Financial Officer	March 10, 2022
James Mark Borseth	(Principal Financial Officer)

/s/ Suraj Kunchala	Vice President and Controller	March 10, 2022
Suraj Kunchala	(Principal Accounting Officer)

/s/ William M. Pruellage	Director	March 10, 2022
William M. Pruellage

/s/ Dane Derbyshire	Director	March 10, 2022
Dane Derbyshire

/s/ Christopher P. O’Brien	Director	March 10, 2022
Christopher P. O’Brien

/s/ Mark P. Laven	Director	March 10, 2022
Mark P. Laven

/s/ James E. Cline	Director	March 10, 2022
James E. Cline

/s/ Robert D. Evans	Director	March 10, 2022
Robert D. Evans

/s/ Alexander L. Hawkinson Alexander L. Hawkinson	Director	March 10, 2022

/s/ Suzan Morno-Wade Suzan Morno-Wade	Director	March 10, 2022