Form 10-Q
period 2022-04-02
Latham Group, Inc.
filed 2022-05-12
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

Large accelerated filers	☐	Accelerated filers	☐	Non-accelerated filers	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2022, 119,573,789 shares of the registrant’s common stock, $0.0001 par value were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	April 2,	December 31,
	2022	2021
Assets
Current assets:
Cash	$18,658	$43,952
Trade receivables, net	139,016	60,753
Inventories, net	140,067	109,556
Income tax receivable	4,065	4,039
Prepaid expenses and other current assets	11,578	10,766
Total current assets	313,384	229,066
Property and equipment, net	67,841	63,506
Equity method investment	23,904	23,362
Deferred tax assets	10,619	10,603
Operating lease right-of-use assets	33,310	—
Goodwill	129,592	128,871
Intangible assets, net	331,589	338,310
Other assets	4,612	765
Total assets	$914,851	$794,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,849	$37,998
Accounts payable – related party	900	850
Current maturities of long-term debt	3,250	17,220
Current operating lease liabilities	6,784	—
Accrued expenses and other current liabilities	57,261	59,097
Total current liabilities	124,044	115,165
Long-term debt, net of discount, debt issuance costs and current portion	320,891	263,188
Deferred income tax liabilities, net	56,343	56,343
Liability for uncertain tax positions	5,732	5,689
Non-current operating lease liabilities	27,031	—
Other long-term liabilities	714	453
Total liabilities	534,755	440,838
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both April 2, 2022 and December 31, 2021; no shares issued and outstanding as of both April 2, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of April 2, 2022 and December 31, 2021; 119,469,747 and 119,445,611 shares issued and outstanding, as of April 2, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	430,208	401,846
Accumulated deficit	(51,714)	(48,583)
Accumulated other comprehensive income	1,590	370
Total stockholders’ equity	380,096	353,645
Total liabilities and stockholders’ equity	$914,851	$794,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Net sales	$191,614	$148,746
Cost of sales	120,960	96,306
Gross profit	70,654	52,440
Selling, general and administrative expense	45,225	27,172
Underwriting fees related to offering of common stock	11,437	—
Amortization	7,192	5,595
Income from operations	6,800	19,673
Other expense (income):
Interest expense	1,765	9,056
Loss on extinguishment of debt	3,465	—
Other (income) expense, net	(355)	(555)
Total other expense, net	4,875	8,501
Earnings from equity method investment	542	244
Income before income taxes	2,467	11,416
Income tax expense	5,307	2,883
Net (loss) income	$(2,840)	$8,533
Net (loss) income per share attributable to common stockholders:
Basic	$(0.02)	$0.08
Diluted	$(0.02)	$0.07
Weighted-average common shares outstanding – basic and diluted
Basic	113,698,513	109,069,310
Diluted	113,698,513	121,273,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Net (loss) income	$(2,840)	$8,533
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,220	(1,201)
Comprehensive (loss) income	$(1,620)	$7,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at December 31, 2020	118,854,249	$12	$265,478	$13,765	$2,354	$281,609
Net income	—	—	—	8,533	—	8,533
Foreign currency translation adjustments	—	—	—	—	(1,201)	(1,201)
Dividend to Class A unitholders ($1.00 per share)	—	—	(110,033)	—	—	(110,033)
Repurchase and retirement of common stock	(21,666,653)	(2)	(64,936)	—	—	(64,938)
Stock-based compensation expense	—	—	1,464	—	—	1,464
Balances at April 3, 2021	97,187,596	$10	$91,973	$22,298	$1,153	$115,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at December 31, 2021	119,445,611	$12	$401,846	$(48,583)	$370	$353,645
Cumulative effect of adoption of new accounting standard- leases	—	—	—	(291)	—	(291)
Net loss	—	—	—	(2,840)	—	(2,840)
Foreign currency translation adjustments	—	—	—	—	1,220	1,220
Sale of common stock	13,800,000	1	269,099	—	—	269,100
Repurchase and retirement of common stock	(13,800,244)	(1)	(257,662)	—	—	(257,663)
Retirement of restricted stock	(53,961)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	78,341	—	—	—	—	—
Stock-based compensation expense	—	—	16,925	—	—	16,925
Balances at April 2, 2022	119,469,747	$12	$430,208	$(51,714)	$1,590	$380,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	April 2,	April 3,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,840)	$8,533
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,494	7,900
Amortization of deferred financing costs and debt discount	280	2,804
Stock-based compensation expense	16,925	1,464
Underwriting fees related to offering of common stock	11,437	—
Loss on extinguishment of debt	3,465	—
Other non-cash, net	373	1,433
Earnings from equity method investment	(542)	(244)
Distributions received from equity method investment	—	168
Changes in operating assets and liabilities:
Trade receivables	(78,947)	(60,963)
Inventories	(30,490)	(9,238)
Prepaid expenses and other current assets	(790)	119
Income tax receivable	(26)	(2,107)
Other assets	(328)	—
Accounts payable	17,494	8,642
Accrued expenses and other current liabilities	(3,234)	(4,103)
Other long-term liabilities	261	4,545
Net cash used in operating activities	(57,468)	(41,047)
Cash flows from investing activities:
Purchases of property and equipment	(6,666)	(4,608)
Net cash used in investing activities	(6,666)	(4,608)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	320,125	172,813
Payments on long-term debt borrowings	(284,009)	(5,762)
Proceeds from borrowings on revolving credit facilities	20,000	16,000
Payments on revolving credit facilities	(10,000)	—
Deferred financing fees paid	(6,865)	(1,250)
Dividend to Class A unitholders	—	(110,033)
Proceeds from sale of common stock	257,663	—
Repurchase and retirement of common stock	(257,663)	(64,938)
Payments of initial public offering costs	—	(747)
Net cash provided by financing activities	39,251	6,083
Effect of exchange rate changes on cash	(411)	207
Net decrease in cash	(25,294)	(39,365)
Cash at beginning of period	43,952	59,310
Cash at end of period	$18,658	$19,945
Supplemental cash flow information:
Cash paid for interest	$1,628	$5,892
Income taxes paid, net	578	502
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$337	$1,144
Capitalized internal-use software included in accounts payable – related party	900	500
Deferred offering costs included in accounts payable and accrued expenses	—	2,896
Right-of-use operating assets obtained in exchange for lease liabilities	33,839	—
Increase in goodwill from measurement period adjustments related to business combinations	384	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS

Latham Group, Inc. (the “Company”) wholly owns Latham Pool Products, Inc. (“Latham Pool Products”) (together, “Latham”) and is a designer, manufacturer and marketer of in-ground residential swimming pools in North America, Australia and New Zealand. Latham offers a portfolio of pools and related products, including in-ground swimming pools, pool liners and pool covers.

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

Stock Split, Initial Public Offering and Reorganization

On April 13, 2021, the Company’s certificate of incorporation was amended and restated. On April 13, 2021, the Company effected a 109,673.709-for-one stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share data included in these condensed consolidated financial statements and notes thereto have been adjusted retroactively to reflect the impact of the amended and restated certificate of incorporation and the stock split.

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

Offering of Common Stock

On January 11, 2022, the Company completed an offering of 13,800,000 shares of common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase up to 1,800,000 additional shares of common stock, at a public offering price of $19.50 per share. The Company received proceeds of $257.7 million from this offering, net of $11.4 million of underwriting fees. The proceeds of $257.7 million were used to purchase 13,800,000 shares of common stock from certain of the Company’s stockholders, primarily investment funds managed by the Sponsor and Wynnchurch Capital, L.P., and also a small percentage of shares of common stock owned by some of our directors and executive officers.

As of April 2, 2022 and December 31, 2021, 113,720,584 and 113,642,487 shares of common stock are issued and outstanding for accounting purposes, respectively.

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of April 2, 2022 and for the fiscal quarters ended April 2, 2022 and April 3, 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 10, 2022 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements. The Company’s results of operations for the fiscal quarter ended April 2, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Accounting Policies

Refer to the Company’s Annual Report for a discussion of the Company’s accounting policies, as updated below for recently adopted accounting standards.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to how operating leases were accounted for under the prior guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020. In June 2020, the FASB issued additional guidance delaying the effective date for all entities, except for public business entities. The Company adopted ASU 2016-02 on January 1, 2022 using the modified retrospective approach and elected the package of practical expedients to use in transition, which permitted us not to reassess, under the new standard, our prior conclusions about lease identification and lease classification. The adoption resulted in the addition of $33.5 million of operating lease right-of-use assets, and $34.0 million of operating lease liabilities, a decrease of $0.2 million to deferred rent and a decrease of $0.3 million to retained earnings for the cumulative effect of initially applying the new standard. The adoption did not have a material impact on the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows. See Note 9, “Leases” for additional information related to the Company’s leases and accounting policy elections.

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

In January 2020, the FASB issued ASU 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. For public entities, ASU 2020-01 is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. For nonpublic companies, ASU 2020-01 is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, this guidance applies to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This guidance is effective for all entities upon issuance on March 12, 2020 and may be applied through December 31, 2022. The expedients and exceptions in this guidance are optional. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under GAAP.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. For public entities, ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. For all other entities, ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company is currently evaluating ASU 2021-08 and its potential impact on our consolidated financial statements.

3. ACQUISITIONS

Trojan Leisure Products, LLC d/b/a Radiant Pools

On November 24, 2021, Latham Pool Products acquired Trojan Leisure Products, LLC d/b/a Radiant Pools (“Radiant”) for a total purchase price of $90.7 million (the “Radiant Acquisition”). The results of Radiant’s operations have been included in the consolidated financial statements since that date. Radiant specializes in manufacturing proprietary vinyl liner aluminum swimming pools which can be built completely in-ground, semi-inground, or above ground. As a result, this acquisition expanded the Company’s product offerings. In connection with the Radiant Acquisition, consideration paid was $90.7 million in cash, or $90.5 million net of cash acquired of $0.2 million. The cash consideration was funded, in part, through long-term debt proceeds of $50.0 million. The Company incurred $2.9 million in transaction costs.

Subsequent to the acquisition date, there was an additional amount due to the seller of $0.4 million related to the finalization of the net working capital adjustment, which was accounted for as a measurement period adjustment. The measurement period adjustment resulted in an increase in the total consideration transferred of $0.4 million and an increase to goodwill of $0.4 million. The net working capital adjustment payable was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of April 2, 2022.

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

The following summarizes the purchase price allocation for the Radiant Acquisition:

(in thousands)	November 24, 2021
Total consideration	$91,109
Allocation of purchase price:
Cash	217
Trade receivables	2,805
Inventories	5,528
Prepaid expenses and other current assets	396
Property and equipment	1,263
Intangible assets	72,500
Total assets acquired	82,709
Accounts payable	1,744
Accrued expenses and other current liabilities	1,038
Other long-term liabilities	2,920
Total liabilities assumed	5,702
Total fair value of net assets acquired, excluding goodwill:	77,007
Goodwill	$14,102

The excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed in the Radiant Acquisition was allocated to goodwill in the amount of $14.1 million. Goodwill resulting from the Radiant Acquisition was attributable to the expanded market share and product offerings. Goodwill resulting from the Radiant Acquisition is deductible for tax purposes.

The Company allocated a portion of the purchase price to specific intangible asset categories as follows:

	Fair Value	Amortization
Definite-lived intangible assets:	(in thousands)	Period
Dealer relationships	$37,000	13 years
Trade names	13,000	25 years
Technology	13,000	15 years
Pool designs	7,900	15 years
Backlog	1,600	10 months
	$72,500

4. FAIR VALUE MEASUREMENTS

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the fiscal quarters ended April 2, 2022 or April 3, 2021.

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

Term loans

Term loans (see Note 7) are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of term loans is determined using inputs based on observable market data of a non-public exchange using, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of its term loans (in thousands):

	April 2, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
New Term Loan	$314,141	$309,429	$—	$—
Amended Term Loan	$—	$—	$280,408	$281,926

Interest rate swap

The Company estimates the fair value of the interest rate swap (see Note 7) on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of April 2, 2022 and December 31, 2021, the fair value of the Company’s interest rate swap asset was $3.3 million and $0.5 million, respectively, which was recorded within other assets on the condensed consolidated balance sheets.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of April 2, 2022 and as of December 31, 2021 was $129.6 million and $128.9 million, respectively. The change in the carrying value during the fiscal quarter ended April 2, 2022 was due to an increase of $0.4 million as a result of a measurement period adjustment (see Note 3) and fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of April 2, 2022 consisted of the following (in thousands):

	April 2, 2022
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$718	$18,034	$130,784
Patented technology	16,126	95	5,644	10,577
Technology	13,000	—	289	12,711
Pool designs	13,628	412	1,336	12,704
Franchise relationships	1,187	83	842	428
Dealer relationships	197,376	81	34,881	162,576
Backlog	1,600		640	960
Non-competition agreements	2,476	—	1,627	849
	$393,493	$1,389	$63,293	$331,589

The Company recognized $7.2 million and $5.6 million of amortization expense related to intangible assets during the fiscal quarters ended April 2, 2022 and April 3, 2021, respectively.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Year Ended	Amortization Expense
Remainder of fiscal 2022	$20,984
2023	26,528
2024	25,708
2025	25,550
2026	25,550
Thereafter	207,269
$331,589

6. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
Raw materials	$92,333	$77,510
Finished goods	47,734	32,046
	$140,067	$109,556

7. LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	April 2, 2022	December 31, 2021
New Term Loan	$325,000	$—
Amended Term Loan	—	284,009
New Revolving Credit Facility	10,000	—
Less: Unamortized discount and debt issuance costs	(10,859)	(3,601)
Total debt	324,141	280,408
Less: Current portion of long-term debt	(3,250)	(17,220)
Total long-term debt	$320,891	$263,188

On February 23, 2022, Latham Pool Products entered into an agreement (the “New Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “New Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “New Term Loan Facility”) in an initial principal amount of $325.0 million (the “Refinancing”). On the closing date, proceeds under the agreement were used to repay $294.0 million and terminate the Credit Agreement (as defined below) and for general corporate purposes.

New Revolving Credit Facility

On February 23, 2022, Latham Pool Products entered into the New Credit Agreement with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million. The New Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The New Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the New Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the New Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the New Credit Agreement), plus a margin of 2.50%. Loans outstanding under the New Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the New Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the New Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is, initially, 0.375% per annum and will, thereafter, accrue at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio. Borrowings under the New Revolving Credit Facility are due at maturity.

The Company incurred debt issuance costs of $0.8 million related to the New Revolving Credit Facility. The debt issuance costs were recorded within other assets on the condensed consolidated balance and are being amortized over the life of the New Revolving Credit Facility.

The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness and make restricted payments and other distributions.

As of April 2, 2022, there was $10.0 million outstanding on the New Revolving Credit Facility.

New Term Loan Facility

Pursuant to the New Credit Agreement, Latham Pool Products also borrowed $325.0 million in term loans. The New Term Loan Facility matures on February 23, 2029. Loans outstanding under the New Term Loan Facility bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement, the “First Lien Net Leverage Ratio”), or based on the Base Rate (as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan Facility are subject to scheduled quarterly amortization payments equal to 0.25% of the initial principal amount of the Term Loan Facility. The New Credit Agreement contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales and casualty and condemnation events, in each case, subject to customary exceptions.

The Company recorded $6.1 million of debt issuance costs and $4.9 million of debt discount related to the New Term Loan Facility as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheet.

Outstanding borrowings as of April 2, 2022 were $314.1 million, net of discount and debt issuance costs of $10.9 million. In connection with the New Term Loan, the Company is subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements.

As of April 2, 2022, the unamortized debt issuance costs and discount on the New Term Loan were $6.0 million and $4.8 million, respectively. The effective interest rate was 4.96% at April 2, 2022.

As of April 2, 2022, the Company was in compliance with all financial covenants under the New Credit Agreement.

Revolving Credit Facility

On December 18, 2018, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Revolving Credit Facility”), as well as a Term Loan (as described and defined below). The Revolving Credit Facility was utilized to finance ongoing general corporate and working capital needs with the Revolver of up to $30.0 million. The Revolving Credit Facility was terminated in connection with the Refinancing.

Term Loan Facility

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Term Loan”). The Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million, which was accounted for as a modification to the Term Loan, to fund our acquisition of Narellan Group Pty Limited and its subsidiaries (the “Narellan Acquisition”) (the “First Amendment”). On October 14, 2020, we amended the First Amendment to provide additional borrowings of $20.0 million, which was accounted for as new debt (the “Second Amendment”). The Second Amendment was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to purchase and retire equity interests and to pay a distribution. On March 31, 2021, we amended our Term Loan to revise the applicable reporting requirements (the “Fourth Amendment”). On November 24, 2021, we amended the Term Loan to provide additional borrowings of $50 million (the “Fifth Amendment”). The proceeds from this incremental term loan were used to finance the Radiant Acquisition in part. The Term Loan, collectively with the First Amendment, Second Amendment, Third Amendment, the Fourth Amendment and the Fifth Amendment, is referred to as the “Amended Term Loan.” The Amended Term Loan was repaid and terminated in connection with the Refinancing.

Interest Rate Risk

Interest rate risk associated with the New Credit Agreement is managed through an interest rate swap that the Company executed on April 30, 2020. The swap has an effective date of May 18, 2020 and a termination date of May 18, 2023. In February of 2022, the Company amended its interest rate swap to change the index rate from LIBOR to SOFR in connection with the entry into the New Credit Agreement. Under the terms of the amended swap, the Company fixed its SOFR borrowing rate at 0.496% on a notional amount of $200.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes (see Note 2 and Note 4).

Debt Maturities

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Year Ended	Term Loan Facility
Remainder of fiscal 2022	$2,438
2023	3,250
2024	3,250
2025	3,250
2026	3,250
Thereafter	319,562
$335,000

The obligations under the New Credit Agreement are guaranteed by certain wholly owned subsidiaries (the “Guarantors”) of the Company as defined in the security agreement. The obligations under the New Credit Agreement are secured by substantially all of the Guarantors’ tangible and intangible assets, including their accounts receivables, equipment, intellectual property, inventory, cash and cash equivalents, deposit accounts and security accounts. The New Credit Agreement also restricts payments and other distributions unless certain conditions are met, which could restrict the Company’s ability to pay dividends.

8. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Balance at the beginning of the year	$4,909	$2,882
Accruals for warranties issued	1,300	1,706
Less: Settlements made (in cash or in kind)	(1,074)	(1,077)
Balance at the end of the year	$5,135	$3,511

9. LEASES

On January 1, 2022, the Company adopted ASU 2016-02, "Leases (Topic 842)," and the related amendments (collectively "ASC 842"). The optional transition method of adoption was used, in which the cumulative effect of initially applying the new standard to existing leases was $0.3 million to record the operating lease right-of-use assets and the related liabilities as of January 1, 2022. Under this method of adoption, the comparative information has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840).

For leases with initial terms greater than 12 months, the Company considers these right-of-use assets and records the related asset and obligation at the present value of lease payments over the term. For leases with initial terms equal to or less than 12 months, the Company does not consider them as right-of-use assets and instead considers them short-term lease costs that are recognized on a straight-line basis over the lease term. The Company’s leases may include escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease term and lease payments when it is reasonably certain the option will be exercised. The Company has elected to take the practical expedient and not separate lease and non-lease components of contracts. The Company estimates an incremental borrowing rate to discount the lease payments based on information available at lease commencement because the implicit rate of the lease is generally not known.

The Company leases vehicles, manufacturing facilities, office space, land, and equipment under operating leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company does not have material finance leases.

The components of lease expense for the fiscal quarter ended April 2, 2022 were as follows (in thousands):

Fiscal Quarter Ended
April 2, 2022
Operating lease expense	$2,138
Short-term lease expense	20
Variable lease expense	178
Total lease expense	$2,336

The table below presents supplemental information related to leases as of April 2, 2022:

April 2, 2022
Weighted-average remaining lease term (years)
Operating leases	6.3
Weighted-average discount rate
Operating leases	4.5%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

Fiscal Quarter Ended
April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,785

The following table summarizes maturities of operating lease liabilities as of April 2, 2022 (in thousands):

Operating Leases
Remainder of fiscal 2022	$6,534
2023	6,753
2024	6,155
2025	5,508
2026	4,416
Thereafter	10,386
Total lease payments	39,752
Less: Interest	(5,937)
Present value of lease liability	$33,815

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
In-ground Swimming Pools	$111,803	$93,643
Covers	32,525	24,006
Liners	47,286	31,097
	$191,614	$148,746

11. INCOME TAXES

The effective income tax rate for the fiscal quarter ended April 2, 2022 was 215.1%, compared to 25.3% for the fiscal quarter ended April 3, 2021. The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the fiscal quarter ended April 2, 2022 was primarily attributable to the discrete impact of stock compensation expense for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the fiscal quarter ended April 3, 2021 was impacted by a variety of factors, primarily the impact of state taxes.

12. STOCK-BASED COMPENSATION

On April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective on April 22, 2021, upon pricing of the IPO. The Omnibus Incentive Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. The maximum aggregate number of shares reserved for issuance under the Omnibus Incentive Plan is 13,170,212 shares. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the Omnibus Incentive Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, is $750,000.

Stock-based compensation expense for the fiscal quarters ended April 2, 2022 and April 3, 2021 was $16.9 million and $1.5 million, respectively. Stock-based compensation expense of $1.2 million and $15.7 was recorded in cost of sales and selling, general and administrative expense, respectively, for the fiscal quarter ended April 2, 2022. Stock-based compensation expense for the fiscal quarter ended April 3, 2021 was recorded in selling, general and administrative expense on the condensed consolidated statements of operations. As of April 2, 2022, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $64.1 million, which is expected to be recognized over a weighted-average period of 1.45 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of option awards granted:

Fiscal Quarter Ended
April 2, 2022
Risk-free interest rate	1.79%
Expected volatility	39.80%
Expected term (in years)	6.25
Expected dividend yield	0.00%

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the fiscal quarter ended April 2, 2022:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2022	5,803,124	$19.00
Granted	—	—
Vested	—	—
Forfeited	(53,961)	19.00
Outstanding at April 2, 2022	5,749,163	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the fiscal quarter ended April 2, 2022:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2022	278,591	$19.08
Granted	73,556	16.66
Vested	(78,341)	19.00
Forfeited	(2,806)	19.00
Outstanding at April 2, 2022	271,000	$18.45

Stock Options

The following table represents the Company’s stock option activity during the fiscal quarter ended April 2, 2022:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding on January 1, 2022	822,886	$19.08
Granted	1,114,637	15.65
Exercised	—	—
Forfeited	(3,308)	19.00
Outstanding at April 2, 2022	1,934,215	$17.11	8.76	$—
Vested and expected to vest at April 2, 2022	1,934,215	$17.11	8.76	$—
Options exercisable at April 2, 2022	—	—	—	—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the fiscal quarter ended April 2, 2022 was $6.51 per share.

13. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Numerator:
Net (loss) income attributable to common stockholders	$(2,840)	$8,533
Denominator:
Weighted-average common shares outstanding
Basic	113,698,513	109,069,310
Diluted	113,698,513	121,273,854
Net (loss) income per share attributable to common stockholders:
Basic	$(0.02)	$0.08
Diluted	$(0.02)	$0.07

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Restricted stock awards	2,166,308	—
Restricted stock units	147,606	—
Stock options	—	—

14. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. During the fiscal quarter ended April 2, 2022 and the year ended December 31, 2021, the Company incurred $0.3 million and $2.1 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of April 2, 2022. As of both April 2, 2022 and December 31, 2021, the Company had accounts payable - related party to BrightAI of $0.9 million.

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

There were no management fees incurred by the Company during the fiscal quarters ended April 2, 2022 and April 3, 2021. The Company did not reimburse any out-of-pocket costs or expenses to the Sponsor and Wynnchurch Capital, L.P. during both the fiscal quarters ended April 2, 2022 and April 3, 2021. As of both April 2, 2022 and December 31, 2021, there were no outstanding amounts payable to the Sponsor and Wynnchurch Capital, L.P.

15. SUBSEQUENT EVENTS

On May 10, 2022, the Company approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $100 million of the Company’s shares of common stock over the next three years. The Company may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. The Company is not obligated to repurchase any of its shares of its common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, the Company’s stock price, alternative uses of capital, the terms of the Company’s debt instruments and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 10, 2022 (the “Annual Report”).

Cautionary Note Regarding Forward-Looking Statements

This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to secular shifts in consumer demand for swimming pools and spending on outdoor living spaces; slow pace of material conversion from concrete pools to fiberglass pools in the pool industry; general economic conditions and uncertainties affecting markets in which we operate and economic volatility that could adversely impact our business, including the COVID-19 pandemic; the impact of the war between the Russian Federation and Ukraine, including impact of sanctions imposed by Western governments; changes in access to consumer credit or increases in interest rates impacting consumers’ ability to finance their purchases of pools; the impact of weather on our business; our ability to attract new customers and retain existing customers; our ability to sustain further growth and to manage it effectively; the ability of our suppliers to continue to deliver the quantity or quality of materials sufficient to meet our needs to manufacture our products; the availability and cost of third-party transportation services for our products and raw materials; product quality issues; our ability to successfully defend litigation brought against us; our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties; failure to hire and retain qualified employees and personnel; exposure to risks associated with international sales and operations, including foreign currency exchange rates, corruption and instability; security breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other international conflicts, public health issues or natural catastrophes and accidents; risk of increased regulation of our operations, particularly related to environmental laws; fluctuations in our operating results; inability to compete successfully against current and future competitors; and other risks, uncertainties and factors set forth in this Quarterly Report on Form 10-Q, including those set forth under section titled “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report on Form 10-Q and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

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

We conduct our business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers.

Recent Developments

Highlights for the fiscal quarter ended April 2, 2022

●	Increase in net sales of 28.8%, or $42.9 million, to $191.6 million for the fiscal quarter ended April 2, 2022, compared to $148.7 million for the fiscal quarter ended April 3, 2021.
●	Increase in net loss of $11.3 million, to $2.8 million for the fiscal quarter ended April 2, 2022, compared to a net income of $8.5 million for the fiscal quarter ended April 3, 2021, representing an 1.5% net loss margin for the fiscal quarter ended April 2, 2022.
●	Increase in Adjusted EBITDA (as defined below) of $14.5 million, to $48.0 million for the fiscal quarter ended April 2, 2022, compared to $33.5 million for the fiscal quarter ended April 3, 2021.

Share Repurchase Program

On May 10, 2022, we approved a stock repurchase program (the “Repurchase Program”), which authorized us to repurchase up to $100 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors.

Debt Refinancing

On February 23, 2022, we entered into an agreement (the “New Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “New Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “New Term Loan Facility”) in an initial principal amount of $325.0 million (the “Refinancing”). On the closing date, proceeds under the agreement were used to repay $294.0 million and terminate the Credit Agreement (as defined below) and for general corporate purposes.

Offering of Common Stock

On January 11, 2022, we completed an offering of 13,800,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,800,000 additional shares of common stock, at a public offering price of $19.50 per share. We received proceeds of $257.7 million from this offering, net of $11.4 million of underwriting fees. The proceeds of $257.7 million were used to purchase 13,800,000 shares of common stock from certain of our stockholders, primarily investment funds managed by Pamplona Capital Management LLC (“Pamplona”) and Wynnchurch Capital, L.P., and also a small percentage of shares of common stock owned by some of our directors and executive officers.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish our annual management incentive bonus plan compensation and to compare our performance against that of other peer companies using similar measures. We define Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) other, (xii) underwriting fees related to offering of common stock and (xiii) IPO costs. We believe excluding these items allows for better comparison of our financial results across reporting periods.

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

Results of Operations

Fiscal Quarter Ended April 2, 2022 Compared to Fiscal Quarter Ended April 3, 2021

The following table summarizes our results of operations for the fiscal quarters ended April 2, 2022 and April 3, 2021:

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change %
	April 2, 2022	Sales	April 3, 2021	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$191,614	100.0%	$148,746	100.0%	$42,868	0.0%
Cost of sales	120,960	63.1%	96,306	64.7%	24,654	(1.6)%
Gross profit	70,654	36.9%	52,440	35.3%	18,214	1.6%

Selling, general and administrative expense	45,225	23.6%	27,172	18.3%	18,053	5.3%
Underwriting fees related to offering of common stock	11,437	6.0%	—	—%	11,437	6.0%
Amortization	7,192	3.8%	5,595	3.8%	1,597	0.0%
Income from operations	6,800	3.5%	19,673	13.2%	(12,873)	(9.7)%
Other expense (income):
Interest expense	1,765	0.9%	9,056	6.1%	(7,291)	(5.2)%
Loss on extinguishment of debt	3,465	1.8%	—	—%	3,465	1.8%
Other (income) expense, net	(355)	(0.2)%	(555)	(0.4)%	200	0.2%
Total other expense, net	4,875	2.5%	8,501	5.7%	(3,626)	(3.2)%
Earnings from equity method investment	542	0.3%	244	0.2%	298	0.1%
Income before income taxes	2,467	1.3%	11,416	7.7%	(8,949)	(6.4)%
Income tax expense	5,307	2.8%	2,883	2.0%	2,424	0.8%
Net (loss) income	$(2,840)	(1.5)%	$8,533	5.7%	$(11,373)	(7.2)%
Adjusted EBITDA(a)	$47,962	25.0%	$33,520	22.5%	$14,442	2.5%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to net (loss) income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales was $191.6 million for the fiscal quarter ended April 2, 2022, compared to $148.7 million for the fiscal quarter ended April 3, 2021. The $42.9 million, or 28.8%, increase in net sales was due to a $7.3 million increase from volume and a $35.6 million increase from pricing. The $35.6 million price increase reflects the impact of pricing actions to address inflationary pressures. The increase in total net sales of $42.9 million across our product lines was $18.2 million for in-ground swimming pools, $16.2 million for liners and $8.5 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $121.0 million for the fiscal quarter ended April 2, 2022, compared to $96.3 million for the fiscal quarter ended April 3, 2021. Gross margin increased by 1.6%, to 36.9% of net sales for the fiscal quarter ended April 2, 2022 compared to 35.3% of net sales for the fiscal quarter ended April 3, 2021. The $24.7 million, or 25.6%, increase in cost of sales was primarily the result of the overall increase in sales volume, cost inflation and $1.2 million of non-cash stock-based compensation expense. The 1.6% increase in gross margin was primarily driven by benefits from pricing actions to address inflation, improved resin supply, benefits from the build of inventory, partially offset by negative fixed cost leverage due to investments to support future growth.

Selling, General and Administrative Expense

Selling, general and administrative expense was $45.2 million for the fiscal quarter ended April 2, 2022, compared to $27.2 million for the fiscal quarter ended April 3, 2021, and increased as a percentage of net sales by 5.3%. The $18.0 million, or 66.4%, increase in selling, general and administrative expense was primarily due to a $14.3 million increase in stock-based compensation expense, $0.8 million in wages from an increase in headcount, particularly for customer-facing activities to support future business growth, and ongoing public company costs.

Underwriting Fees Related to Offering of Common Stock

Underwriting fees related to our offering of common stock were $11.4 million for the fiscal quarter ended April 2, 2022, related to the offering that was completed in January 2022.

Amortization

Amortization was $7.2 million for the fiscal quarter ended April 2, 2022, compared to $5.6 million for the fiscal quarter ended April 3, 2021. The $1.6 million, or 28.5%, increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of Radiant in November 2021.

Interest Expense

Interest expense was $1.8 million for the fiscal quarter ended April 2, 2022, compared to $9.1 million for the fiscal quarter ended April 3, 2021. The $7.3 million, or 80.5%, decrease in interest expense was primarily due to a decrease in the average outstanding balance of long-term debt, lower amortization of deferred financing costs and debt discount and a lower effective interest rate, compared to the fiscal quarter ended April 3, 2021. In addition, interest expense for the fiscal quarter ended April 2, 2022 was partially offset by an unrealized gain of $2.8 million related to the change in fair value of our interest rate swap.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.5 million for the fiscal quarter ended April 2, 2022, compared to none for the fiscal quarter ended April 3, 2021 as the Refinancing was completed in February 2022.

Other (Income) Expense, Net

Other (income) expense, net was ($0.4) million for the fiscal quarter ended April 2, 2022, compared to ($0.6) million for the fiscal quarter ended April 3, 2021. The $0.2 million decrease in other income was primarily due an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from equity method investment of Premier Pools & Spa was $0.5 million for the fiscal quarter ended April 2, 2022, compared to $0.2 million for the fiscal quarter ended April 3, 2021, primarily due to the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $5.3 million for the fiscal quarter ended April 2, 2022, compared to $2.9 million for the fiscal quarter ended April 3, 2021. Our effective tax rate was 215.1% for the fiscal quarter ended April 2, 2022, compared to 25.3% for the fiscal quarter ended April 3, 2021. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended April 2, 2022 was primarily attributable to the discrete impact of stock compensation expense for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended April 3, 2021 was impacted by a variety of factors, primarily the impact of state taxes.

Net (Loss) Income

Net loss was $2.8 million for the fiscal quarter ended April 2, 2022, compared to $8.5 million of net income for the fiscal quarter ended April 3, 2021. The $11.3 million, or 133.3%increase in net loss was primarily due to the factors described above.

Net (Loss) Income Margin

Net loss margin was 1.5% for the fiscal quarter ended April 2, 2022, compared to net income margin of 5.7% for the fiscal quarter ended April 2, 2022. The 7.2% increase in net loss margin was due to a $11.3 million increase in net loss and a $42.9 million increase in net sales, compared to the fiscal quarter ended April 3, 2021 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $48.0 million for the fiscal quarter ended April 2, 2022, compared to $33.5 million for the fiscal quarter ended April 3, 2021. The $14.5 million, or 43.1%, increase in Adjusted EBITDA was primarily due to the increase in net sales.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 25.0% for the fiscal quarter ended April 2, 2022, compared to 22.5% for the fiscal quarter ended April 3, 2021. The 2.5% increase in Adjusted EBITDA margin was primarily due to a $14.5 million increase in Adjusted EBITDA and a $42.9 million increase in net sales, compared to the fiscal quarter ended April 3, 2021.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our board of directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) other, (xii) underwriting fees related to offering of common stock and (xiii) IPO costs.

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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021

Net (loss) income	$(2,840)	$8,533
Depreciation and amortization	9,494	7,900
Interest expense	1,765	9,056
Income tax expense	5,307	2,883
Loss on sale and disposal of property and equipment	—	165
Restructuring charges(a)	13	371
Stock-based compensation(b)	16,925	1,464
Unrealized (gains) losses on foreign currency transactions(c)	(4)	(61)
Strategic initiative costs(d)	1,818	—
Acquisition and integration related costs(e)	257	68
Loss on extinguishment of debt (f)	3,465	—
Other(g)	325	264
Underwriting fees related to offering of common stock (h)	11,437	—
IPO Costs(i)	—	2,877
Adjusted EBITDA	$47,962	$33,520
Net sales	$191,614	$148,746
Net (loss) income margin	(1.5)%	5.7%
Adjusted EBITDA margin	25.0%	22.5%

(a) Represents severance and other costs for our executive management changes.

(b) Represents non-cash stock-based compensation expense.

(c) Represents unrealized foreign currency transaction (gains) and losses associated with our international subsidiaries.

(d) Represents fees paid to external consultants for our strategic initiatives.

(e) Represents acquisition and integration costs primarily related to the acquisition of Radiant, the equity investment in Premier Pools & Spas, as well as other costs related to potential transactions.

(f) Represents the loss on extinguishment of debt in connection with our Refinancing.

(g) Other costs consist of other discrete items as determined by management, primarily including (i) fees paid to external advisors for various matters, (ii) non-cash adjustments to record the step-up in the fair value of inventory related to the acquisitions of GL

International, LLC and Radiant, which are amortized through cost of sales in the condensed consolidated statements of operations, and (iii) other items.

(h) Represents underwriting fees related to our offering of common stock that was completed in January 2022.

(i) These expenses are primarily composed of legal, accounting and professional fees incurred in connection with our initial public offering that are not capitalizable, which are included within selling, general and administrative expense.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our New Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and through our term loan and revolving credit facilities (as defined below under “—Our Indebtedness”) and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements and any acquisitions we may undertake. As of April 2, 2022, we had $18.7 million of cash, $324.1 million of outstanding borrowings and an additional $65.0 million of availability under our New Revolving Credit Facility, which was undrawn.

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

We believe that our existing cash, cash generated from operations and availability under our New Revolving Credit Facility, will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Our Indebtedness

On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, entered into the New Credit Agreement with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility in an initial principal amount of $325.0 million. On the closing date, proceeds under the agreement were used to repay and replace $294.0 million under, and terminate, the Credit Agreement (as defined below) and for general corporate purposes.

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

We are also required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on our ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness and make restricted payments and other distributions.

As of April 2, 2022 we had $10.0 million of outstanding borrowings under the New Revolving Credit Facility.

New Term Loan Facility

The New Term Loan matures on February 23, 2029. Loans outstanding under the New Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio (as defined in the New Credit Agreement, the “First Lien Net Leverage Ratio”), or based on the Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the New Term Loan are subject to scheduled quarterly amortization payments equal to 0.25% of the initial principal amount of the New Term Loan.

The obligations under the New Credit Agreement are guaranteed by certain of our wholly owned subsidiaries as defined in the security agreement. The obligations under the New Credit Agreement are secured by substantially all of the guarantors’ tangible and intangible assets, including, but not limited to, their accounts receivables, equipment, intellectual property, inventory, cash and cash equivalents, deposit accounts and security accounts. The New Credit Agreement also restricts payments and other distributions unless certain conditions are met, which could restrict our ability to pay dividends.

As of April 2, 2022 we had $314.1 million of outstanding borrowings under the New Term Loan.

As of April 2, 2022, we were in compliance with all covenants under the New Revolving Credit Facility and the New Term Loan.

Revolving Credit Facility

On December 18, 2018, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Revolving Credit Facility”), as well as a Term Loan (as described and defined below). The Revolving Credit Facility was utilized to finance ongoing general corporate and working capital needs with the Revolver of up to $30.0 million. The Revolving Credit Facility was terminated in connection with the Refinancing.

Term Loan Facility

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Term Loan”). The Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million, which was accounted for as a modification to the Term Loan, to fund our acquisition of Narellan Group Pty Limited and its subsidiaries (the “First Amendment”). On October 14, 2020, we amended the First Amendment to provide additional borrowings of $20.0 million, which was accounted for as new debt (the “Second Amendment”). The Second Amendment was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to purchase and retire equity interests and to pay a distribution. On March 31, 2021, we amended our Term Loan to revise the applicable reporting requirements (the “Fourth Amendment”). On November 24, 2021, we amended the Term Loan to provide additional borrowings of $50.0 million (the “Fifth Amendment”). The proceeds from this incremental term loan were used to finance the Radiant Acquisition in part. The Term Loan, collectively with the First Amendment, Second Amendment, Third Amendment, the Fourth Amendment and the Fifth Amendment, is referred to as the “Amended Term Loan.” The Amended Term Loan was terminated in connection with the Refinancing.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021

	(in thousands)
Net cash used in operating activities	$(57,468)	$(41,047)
Net cash used in investing activities	(6,666)	(4,608)
Net cash provided by financing activities	39,251	6,083
Effect of exchange rate changes on cash	(411)	207
Net decrease in cash	$(25,294)	$(39,365)

Operating Activities

During the fiscal quarter ended April 2, 2022, operating activities used $57.5 million of cash. Net income, after adjustments for non-cash items, provided cash of $38.6 million. Cash used in operating activities was further driven by changes in our operating assets and liabilities, which used $96.1 million. Net cash used in changes in our operating assets and liabilities for the fiscal quarter ended April 2, 2022 consisted primarily of a $78.9 million increase in trade receivables, a $30.5 million increase in inventories, a $0.8 million increase in prepaid expenses and other current assets, a $0.3 million increase in other assets, a $3.2 million decrease in accrued expenses and other current liabilities, partially offset by a $17.5 million increase in accounts payable, and a $0.3 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of, and increase in, net sales, and the increase in inventories was primarily due to a strategic decision to carry more inventory in an attempt to minimize the impact of any supply chain interruptions as well as higher costs. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to volume of purchases and timing of payments.

During the fiscal quarter ended April 3, 2021, operating activities used $41.0 million of cash. Net income, after adjustments for non-cash items, provided cash of $22.1 million. Cash used in operating activities was further driven by changes in our operating assets and liabilities, which used $63.1 million. Net cash provided by changes in our operating assets and liabilities for the fiscal quarter ended April 3, 2021 consisted primarily of a $61.0 million increase in trade receivables, a $9.2 million increase in inventories, a $2.1 increase in income tax receivable, and a $4.1 decrease in accrued expenses and other current liabilities, partially offset by a $8.6 million increase in accounts payable and a $4.5 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of, and increase in, net sales, and the increase in inventories was primarily due to increased production and inventory build in response to existing and anticipated customer demand. The change in income tax receivable was due to estimated tax payments made in excess of the actual annual tax provision. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to the decrease and timing of payments for rebate accruals.

Investing Activities

During the fiscal quarter ended April 2, 2022, investing activities used $6.7 million of cash, consisting of purchases of property and equipment. The purchase of property and equipment was primarily to expand capacity for inventory production in order to meet increasing customer demand.

During the fiscal quarter ended April 3, 2021, investing activities used $4.6 million of cash, consisting of purchases of property and equipment. The purchase of property and equipment was to expand capacity for inventory production in order to meet increasing customer demand.

Financing Activities

During the fiscal quarter ended April 2, 2022, financing activities provided $39.3 million of cash, primarily consisting of proceeds from long-term debt borrowings in connection with the Refinancing of $320.1 million, proceeds from the sale of common stock of $257.7 million and borrowings on revolving credit facilities of $20.0 million, partially offset by repayments on long-term debt borrowings of $284.0 million, the repurchase and retirement of common stock of $257.7 million, repayments on revolving credit facility borrowings of $10.0 million, and deferred financing fees paid of $6.9 million.

During the fiscal quarter ended April 3, 2021, financing activities provided $6.1 million of cash, primarily consisting of proceeds from borrowings on the term loan of $172.8 million and borrowings on the revolving credit facility of $16.0 million, partially offset by the repurchase of common stock of $64.9 million, dividends to Class A unitholders of $110.0 million, and payments on long-term debt borrowings of $5.8 million.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the fiscal quarter ended April 2, 2022 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report. These estimates are based on historical results, trends and other assumptions we believe to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report as well as Note 2 - Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transaction. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate some of our transactions in foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. During the fiscal quarter ended April 2, 2022, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of April 2, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report, the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed other than the risk factors set forth below. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We depend on a global network of third-party suppliers to provide components and raw materials essential to the manufacturing of our pools and price increases or deviations in the quality of the raw materials used to manufacture our products could adversely affect our net sales and operating results.

We rely on manufacturers and other suppliers to provide us with the components and raw materials to manufacture our products. The primary raw materials used in our products are polyvinyl chloride (“PVC”) plastic, galvanized steel, fiberglass, aluminum, carbon fiber, Kevlar fiber, various resins, gelcoat, polypropylene fabric and roving. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. We are dependent upon the ability of our suppliers to consistently provide raw materials and components that meet our specifications, quality standards and other applicable criteria. Our suppliers’ failure to provide raw materials and components that meet such criteria on a timely basis could adversely affect production schedules and our product quality, which in turn could materially adversely affect our business, financial condition and results of operations. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, these relationships may not continue or the quantity or quality of materials available from these suppliers may not be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy, and we may not be able to obtain supplies on favorable terms. In the event of a shortage of our raw materials, we may not be able to arrange for alternative sources of such materials on a timely basis or on equally favorable terms. For example, in 2021 and continuing in 2022, we experienced and continue to experience raw material shortages, particularly of resin, which limited our fiberglass pool production and decreased our profitability in 2021 and may impact us similarly in 2022. Although we have taken actions to increase and diversify our resin and other raw materials supply base, we may not succeed in procuring sufficient supply of resin and other raw materials that we need, which could result in lost sales and a decline in our profitability.

In addition, increases in the cost of the raw materials used to manufacture our products could adversely affect our operating results. The cost of many of the raw materials we use in the manufacture of our products, such as steel, is subject to price volatility. Changes in prices of our raw materials have a direct impact on our cost of sales. Accordingly, we are exposed to the risk of increases in the market prices of raw materials used in the manufacture of our products. We are experiencing inflationary pressures in certain areas of our business, including with respect to prices of our raw materials and employee wages, although, to date, we have been able to offset such pressures, to some extent, through price increases and other measures. If we are unable to increase our prices or experience a delay in our ability to increase our prices or to recover such increases in our costs, our gross profit will suffer. In addition, increases in the price of our products to compensate for increased costs of raw materials may reduce demand for our products and adversely affect our competitive position.

An interruption of our production capability at one or more of our manufacturing facilities from accident, calamity or other causes, or events affecting the global economy, could adversely affect our business and results of operations.

We manufacture our products at a limited number of manufacturing facilities, and shifting production rapidly to another facility in the event of a loss of one of or a portion of one of our manufacturing facilities could lead to increased costs. A temporary or permanent loss of the use of one or more of our manufacturing facilities due to accidents, fire (such as the fire at our Texas facility in April 2022 that resulted in a total loss of the manufacturing facility), explosions, labor issues, tornadoes, other weather conditions, natural disasters, condemnation, cancellation or non-renewals of leases, terrorist attacks or other acts of violence or war or otherwise could have a material adverse effect on our operating costs. An interruption in our production capabilities could also require us to make substantial capital expenditures to replace damaged or destroyed facilities or equipment. Any of these events could result in substantial repair costs and higher operating costs.

Inflation could adversely impact our financial condition and results of operations.

Inflation in the United States began to rise significantly in the second half of the calendar year of 2021 and continued to increase in the first quarter of 2022. This is primarily believed to be the result of the economic impacts from the COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. Global supply chain disruptions continue to persist, and may become worse due to the war in Ukraine, the COVID-19 pandemic-related lock-downs in China or for other reasons. We are experiencing inflationary pressures in certain areas of our business, including with respect to prices of our raw materials and employee wages, although, to date, we have been able to offset such pressures, to some extent, through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. In addition, the demand for our products may soften as we continue to increase the prices of our products to offset the inflationary pressure. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, or to continue to grow our sales volumes, our net sales and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

Economic and political change could adversely impact our financial condition and results of operations.

Our business has been and could continue to be adversely affected by events over which we have limited or no control, including pandemics, recessions, general or specific inflations, trade restrictions, changes to tax laws, changes to other laws, and armed conflicts, among others. These events may disrupt the supply and prices of raw materials or labor required to produce the products we sell, affect the ability of our customers to operate their businesses such that they lessen their purchases from us, and affect the ability of potential consumers of our products to purchase them. These effects may occur in any of the markets in which we compete. The current military conflict between Russia and Ukraine could adversely affect our operations, and related sanctions and other actions that have been or may be enacted by the United States, the European Union, or other governing entities could adversely affect our business, our business partners, our suppliers, and our customers.

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

Date       May 12, 2022

LATHAM GROUP, INC.

/s/ James Mark Borseth
James Mark Borseth
Chief Financial Officer
(Principal Financial Officer)