Form 10-Q
period 2022-07-02
Latham Group, Inc.
filed 2022-08-11
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

As of August 9, 2022, 117,121,134 shares of the registrant’s common stock, $0.0001 par value were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	July 2,	December 31,
	2022	2021
Assets
Current assets:
Cash	$25,220	$43,952
Trade receivables, net	104,704	60,753
Inventories, net	161,919	109,556
Income tax receivable	5,388	4,039
Prepaid expenses and other current assets	9,888	10,766
Total current assets	307,119	229,066
Property and equipment, net	74,831	63,506
Equity method investment	24,624	23,362
Deferred tax assets	9,796	10,603
Operating lease right-of-use assets	35,470	—
Goodwill	128,628	128,871
Intangible assets, net	323,024	338,310
Other assets	5,728	765
Total assets	$909,220	$794,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,830	$37,998
Accounts payable – related party	900	850
Current maturities of long-term debt	3,250	17,220
Current operating lease liabilities	6,641	—
Accrued expenses and other current liabilities	59,849	59,097
Total current liabilities	124,470	115,165
Long-term debt, net of discount, debt issuance costs and current portion	310,471	263,188
Deferred income tax liabilities, net	56,343	56,343
Liability for uncertain tax positions	5,790	5,689
Non-current operating lease liabilities	29,550	—
Other long-term liabilities	685	453
Total liabilities	527,309	440,838
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both July 2, 2022 and December 31, 2021; no shares issued and outstanding as of both July 2, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of July 2, 2022 and December 31, 2021; 117,547,558 and 119,445,611 shares issued and outstanding, as of July 2, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	431,637	401,846
Accumulated deficit	(47,411)	(48,583)
Accumulated other comprehensive (loss) income	(2,327)	370
Total stockholders’ equity	381,911	353,645
Total liabilities and stockholders’ equity	$909,220	$794,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$206,800	$180,889	$398,414	$329,635
Cost of sales	139,193	122,534	260,153	218,840
Gross profit	67,607	58,355	138,261	110,795
Selling, general and administrative expense	41,804	95,288	87,029	122,460
Underwriting fees related to offering of common stock	—	—	11,437	—
Amortization	7,156	5,479	14,348	11,074
Income (loss) from operations	18,647	(42,412)	25,447	(22,739)
Other expense (income):
Interest expense	3,164	7,516	4,929	16,572
Loss on extinguishment of debt	—	—	3,465	—
Other expense (income), net	917	(794)	562	(1,349)
Total other expense, net	4,081	6,722	8,956	15,223
Earnings from equity method investment	720	754	1,262	998
Income (loss) before income taxes	15,286	(48,380)	17,753	(36,964)
Income tax expense	10,983	5,218	16,290	8,101
Net income (loss)	$4,303	$(53,598)	$1,463	$(45,065)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.49)	$0.01	$(0.41)
Diluted	$0.04	$(0.49)	$0.01	$(0.41)
Weighted-average common shares outstanding – basic and diluted
Basic	113,692,160	109,163,698	113,695,354	109,115,991
Diluted	115,384,273	109,163,698	115,698,368	109,115,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income (loss)	$4,303	$(53,598)	$1,463	$(45,065)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,917)	164	(2,697)	(1,037)
Total other comprehensive (loss) income, net of tax	(3,917)	164	(2,697)	(1,037)
Comprehensive income (loss)	$386	$(53,434)	$(1,234)	$(46,102)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at December 31, 2020	118,854,249	$12	$265,478	$13,765	$2,354	$281,609
Net income	—	—	—	8,533	—	8,533
Foreign currency translation adjustments	—	—	—	—	(1,201)	(1,201)
Dividend to Class A unitholders ($1.00 per share)	—	—	(110,033)	—	—	(110,033)
Repurchase and retirement of common stock	(21,666,653)	(2)	(64,936)	—	—	(64,938)
Stock-based compensation expense	—	—	1,464	—	—	1,464
Balances at April 3, 2021	97,187,596	$10	$91,973	$22,298	$1,153	$115,434

Net loss	—	—	—	(53,598)	—	(53,598)
Foreign currency translation adjustments	—	—	—	—	164	164
Net proceeds from initial public offering	23,000,000	2	399,262	—	—	399,264
Repurchase and retirement of common stock	(12,264,438)	(1)	(216,699)	—	—	(216,700)
Issuance of restricted stock in connection with the Reorganization	8,340,126	1	(1)	—	—	—
Issuance of common stock upon conversion of Class B units	4,145,987	—	—	—	—	—
Stock-based compensation expense	—	—	75,511	—	—	75,511
Balances at July 3, 2021	120,409,271	$12	$350,046	$(31,300)	$1,317	$320,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at December 31, 2021	119,445,611	$12	$401,846	$(48,583)	$370	$353,645
Cumulative effect of adoption of new accounting standard- leases	—	—	—	(291)	—	(291)
Net loss	—	—	—	(2,840)	—	(2,840)
Foreign currency translation adjustments	—	—	—	—	1,220	1,220
Sale of common stock	13,800,000	1	269,099	—	—	269,100
Repurchase and retirement of common stock	(13,800,244)	(1)	(257,662)	—	—	(257,663)
Retirement of restricted stock	(53,961)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	78,341	—	—	—	—	—
Stock-based compensation expense	—	—	16,925	—	—	16,925
Balances at April 2, 2022	119,469,747	$12	$430,208	$(51,714)	$1,590	$380,096

Net income	—	—	—	4,303	—	4,303
Foreign currency translation adjustments	—	—	—	—	(3,917)	(3,917)
Repurchases and retirements of common stock under repurchase program	(2,026,231)	—	(15,000)	—	—	(15,000)
Issuance of common stock upon release of restricted stock units	104,042	—	—	—	—	—
Stock-based compensation expense	—	—	16,429	—	—	16,429
Balances at July 2, 2022	117,547,558	$12	$431,637	$(47,411)	$(2,327)	$381,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Two Fiscal Quarters Ended
	July 2,	July 3,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,463	$(45,065)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	19,274	15,670
Amortization of deferred financing costs and debt discount	709	5,698
Stock-based compensation expense	33,354	76,975
Underwriting fees related to offering of common stock	11,437	—
Loss on extinguishment of debt	3,465	—
Other non-cash, net	2,648	1,041
Earnings from equity method investment	(1,262)	(998)
Distributions received from equity method investment	—	998
Changes in operating assets and liabilities:
Trade receivables	(45,696)	(44,472)
Inventories	(53,182)	(9,455)
Prepaid expenses and other current assets	759	(3,680)
Income tax receivable	(1,349)	(75)
Other assets	(375)	830
Accounts payable	15,865	11,007
Accrued expenses and other current liabilities	(2,428)	5,551
Other long-term liabilities	232	113
Net cash (used in) provided by operating activities	(15,086)	14,138
Cash flows from investing activities:
Purchases of property and equipment	(16,750)	(12,967)
Proceeds from the sale of property and equipment	23	16
Acquisitions of businesses, net of cash acquired	(384)	—
Return of equity method investment	—	108
Net cash used in investing activities	(17,111)	(12,843)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	320,125	172,813
Payments on long-term debt borrowings	(284,822)	(161,275)
Proceeds from borrowings on revolving credit facilities	25,000	16,000
Payments on revolving credit facilities	(25,000)	(16,000)
Deferred financing fees paid	(6,865)	(1,250)
Dividend to Class A unitholders	—	(110,033)
Proceeds from sale of common stock	257,663	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	399,264
Repurchases and retirements of common stock	(272,663)	(281,638)
Net cash provided by financing activities	13,438	17,881
Effect of exchange rate changes on cash	27	(1,969)
Net (decrease) increase in cash	(18,732)	17,207
Cash at beginning of period	43,952	59,310
Cash at end of period	$25,220	$76,517
Supplemental cash flow information:
Cash paid for interest	$5,080	$10,267
Income taxes paid, net	13,353	6,751
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$990	$530
Capitalized internal-use software included in accounts payable – related party	900	1,350
Right-of-use operating assets obtained in exchange for lease liabilities	39,501	—

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of July 2, 2022 and for the fiscal and two fiscal quarters ended July 2, 2022 and July 3, 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 10, 2022 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal and two fiscal quarters ended July 2, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, known trends and other market-specific relevant factors that it believes to be reasonable under the circumstances. Estimates are evaluated on an ongoing basis and revised as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.

Segment Reporting

The Company identifies operating segments based on how the chief operating decision maker manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company conducts its business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.

Seasonality

Although the Company generally has demand for its products throughout the year, its business is seasonal and weather is one of the principal external factors affecting the business. Historically, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation and remodeling and repair activities. Severe weather may also affect net sales in all periods.

Accounting Policies

Refer to the Company’s Annual Report for a discussion of the Company’s accounting policies, as updated below.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which narrowed the scope and changed the effective date for nonpublic entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are SEC filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. As an “emerging growth company”, the Company is not yet required to adopt the standard and is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. For public entities, ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. For all other entities, ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company is currently evaluating ASU 2021-08 and its potential impact on its consolidated financial statements.

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

Subsequent to the acquisition date, there was an additional amount due to the seller of $0.4 million related to the finalization of the net working capital adjustment, which was accounted for as a measurement period adjustment. The measurement period adjustment resulted in an increase in the total consideration transferred of $0.4 million and an increase to goodwill of $0.4 million. The net working capital adjustment was settled during the fiscal quarter ended July 2, 2022.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the two fiscal quarters ended July 2, 2022 or July 3, 2021.

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

Term loans

Term loans (see Note 7) are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of term loans is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of its term loans (in thousands):

	July 2, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
New Term Loan	$313,721	$298,819	$—	$—
Amended Term Loan	$—	$—	$280,408	$281,926

Interest rate swap

The Company estimates the fair value of the interest rate swap (see Note 7) on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of July 2, 2022 and December 31, 2021, the fair value of the Company’s interest rate swap asset was $4.4 million and $0.5 million, respectively, which was recorded within other assets on the condensed consolidated balance sheets.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of July 2, 2022 and as of December 31, 2021 was $128.6 million and $128.9 million, respectively. The change in the carrying value during the two fiscal quarters ended July 2, 2022 was due to an increase of $0.4 million as a result of a measurement period adjustment (see Note 3) and fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of July 2, 2022 consisted of the following (in thousands):

	July 2, 2022
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(91)	$19,684	$128,325
Patented technology	16,126	34	6,082	10,078
Technology	13,000	—	506	12,494
Pool designs	13,628	(16)	1,569	12,043
Franchise relationships	1,187	40	916	311
Dealer relationships	197,376	12	38,820	158,568
Backlog	1,600		1,120	480
Non-competition agreements	2,476	—	1,751	725
	$393,493	$(21)	$70,448	$323,024

The Company recognized $7.2 million and $14.3 million of amortization expense related to intangible assets during the fiscal and two fiscal quarters ended July 2, 2022, respectively. The Company recognized $5.5 million and $11.1 million of amortization expense related to intangible assets during the fiscal and two fiscal quarters ended July 3, 2021, respectively.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Year Ended	Amortization Expense
Remainder of fiscal 2022	$13,840
2023	26,528
2024	25,708
2025	25,550
2026	25,550
Thereafter	205,848
$323,024

6. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
Raw materials	$105,131	$77,510
Finished goods	56,788	32,046
	$161,919	$109,556

7. LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	July 2, 2022	December 31, 2021
New Term Loan	$324,187	$—
Amended Term Loan	—	284,009
Less: Unamortized discount and debt issuance costs	(10,466)	(3,601)
Total debt	313,721	280,408
Less: Current portion of long-term debt	(3,250)	(17,220)
Total long-term debt	$310,471	$263,188

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

New Revolving Credit Facility

On February 23, 2022, Latham Pool Products entered into the New Credit Agreement with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million. The New Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The New Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the New Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the New Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the New Credit Agreement), plus a margin of 2.50%. Loans outstanding under the New Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the New Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the New Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is, initially, 0.375% per annum and will, thereafter, accrue at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the New Credit Agreement, the “First Lien Net Leverage Ratio”). Borrowings under the New Revolving Credit Facility are due at maturity.

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

As of July 2, 2022, there were no outstanding borrowings on the New Revolving Credit Facility.

New Term Loan Facility

Pursuant to the New Credit Agreement, Latham Pool Products also borrowed $325.0 million in term loans. The New Term Loan Facility matures on February 23, 2029. Loans outstanding under the New Term Loan Facility bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan Facility are subject to scheduled quarterly amortization payments equal to 0.25% of the initial principal amount of the Term Loan Facility. The New Credit Agreement contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales and casualty and condemnation events, in each case, subject to customary exceptions.

The Company recorded $6.1 million of debt issuance costs and $4.9 million of debt discount related to the New Term Loan Facility as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheet.

Outstanding borrowings as of July 2, 2022 were $313.7 million, net of discount and debt issuance costs of $10.5 million. In connection with the New Term Loan, the Company is subject to various negative, reporting, financial and other covenants, including maintaining specific liquidity measurements.

As of July 2, 2022, the unamortized debt issuance costs and discount on the New Term Loan were $5.8 million and $4.7 million, respectively. The effective interest rate was 5.95% at July 2, 2022, including the impact of the Company’s interest rate swap.

As of July 2, 2022, the Company was in compliance with all financial covenants under the New Credit Agreement.

Revolving Credit Facility

On December 18, 2018, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Revolving Credit Facility”) in the amount of up to $30 million, as well as a Term Loan (as described and defined below). The Revolving Credit Facility was utilized to finance ongoing general corporate and working capital needs. The Revolving Credit Facility was terminated in connection with the Refinancing.

Term Loan Facility

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Term Loan”). The Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million, which was accounted for as a modification to the Term Loan, to fund the Company’s acquisition of Narellan Group Pty Limited and its subsidiaries (the “First Amendment”). On October 14, 2020, Latham Pool Products amended the First Amendment to provide additional borrowings of $20.0 million, which was accounted for as new debt (the “Second Amendment”). The Second Amendment was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to purchase and retire equity interests and to pay a distribution. On March 31, 2021, Latham Pool Products amended our Term Loan to revise the applicable reporting requirements (the “Fourth Amendment”). On November 24, 2021, Latham Pool Products amended the Term Loan to provide additional borrowings of $50 million (the “Fifth Amendment”). The proceeds from this incremental term loan were used to finance the Radiant Acquisition in part. The Term Loan, collectively with the First Amendment, Second Amendment, Third Amendment, the Fourth Amendment and the Fifth Amendment, is referred to as the “Amended Term Loan.” The Amended Term Loan was repaid and terminated in connection with the Refinancing.

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

Debt Maturities

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Year Ended	Term Loan Facility
Remainder of fiscal 2022	$1,625
2023	3,250
2024	3,250
2025	3,250
2026	3,250
Thereafter	309,562
$324,187

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

8. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Two Fiscal Quarters Ended
	July 2, 2022	July 3, 2021
Balance at the beginning of the year	$4,909	$2,882
Accruals for warranties issued	4,110	3,338
Less: Settlements made (in cash or in kind)	(3,534)	(2,504)
Balance at the end of the year	$5,485	$3,716

9. LEASES

On January 1, 2022, the Company adopted ASU 2016-02, “Leases (Topic 842),” and the related amendments (collectively “ASC 842”). The optional transition method of adoption was used, in which the cumulative effect of initially applying the new standard to existing leases was $0.3 million to record the operating lease right-of-use assets and the related liabilities as of January 1, 2022. Under this method of adoption, the comparative information has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840).

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

The components of lease expense for the fiscal and two fiscal quarters ended July 2, 2022 were as follows (in thousands):

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	July 2, 2022	July 2, 2022
Operating lease expense	$2,366	$4,504
Short-term lease expense	12	32
Variable lease expense	126	304
Total lease expense	$2,504	$4,840

The table below presents supplemental information related to leases as of July 2, 2022:

July 2, 2022
Weighted-average remaining lease term (years)
Operating leases	6.2
Weighted-average discount rate
Operating leases	4.6%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

Two Fiscal Quarters Ended
July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,526

The following table summarizes maturities of operating lease liabilities as of July 2, 2022 (in thousands):

Operating Leases
Remainder of fiscal 2022	$4,266
2023	7,544
2024	7,159
2025	6,547
2026	5,121
Thereafter	11,207
Total lease payments	41,844
Less: Interest	(5,653)
Present value of lease liability	$36,191

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
In-ground Swimming Pools	$112,153	$108,001	$223,956	$201,644
Covers	38,389	26,223	70,914	50,229
Liners	56,258	46,665	103,544	77,762
	$206,800	$180,889	$398,414	$329,635

11. INCOME TAXES

The effective income tax rate for the fiscal and two fiscal quarters ended July 2, 2022 was 71.9% and 91.8%, respectively, compared to (10.8)% and (21.9)% for the fiscal and two fiscal quarters ended July 3, 2021. The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for both the fiscal and two fiscal quarters ended July 2, 2022 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for both the fiscal and two fiscal quarters ended July 3, 2021 was primarily attributable to the discrete impact of stock-based compensation expense.

12. SHAREHOLDERS’ EQUITY

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

Prior to the closing of the Company’s IPO on April 27, 2021, the Company’s parent entity, Parent, merged with and into Latham Group, Inc. (the “Reorganization”).

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

Repurchase Program

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

During the fiscal quarter ended July 2, 2022, the Company repurchased and concurrently retired 2,026,231 shares of the Company’s common stock for an aggregate amount of $15.0 million, pursuant to the Repurchase Program. As of July 2, 2022, approximately $85.0 million remained available for share repurchases pursuant to the Repurchase Program. The Company accounts for the excess of the repurchase price over the par value of shares acquired as a reduction to additional paid-in capital.

13. STOCK-BASED COMPENSATION

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

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of sales	$1,140	$4,923	$2,316	$4,923
Selling, general and administrative	15,289	70,588	31,038	72,052
	$16,429	$75,511	$33,354	$76,975

As of July 2, 2022, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $47.0 million, which is expected to be recognized over a weighted-average period of 1.36 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of option awards granted:

Two Fiscal Quarters Ended
July 2, 2022
Risk-free interest rate	1.82%
Expected volatility	39.77%
Expected term (in years)	6.25
Expected dividend yield	0.00%

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the two fiscal quarters ended July 2, 2022:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2022	5,803,124	$19.00
Granted	—	—
Vested	(1,373,260)	19.00
Forfeited	(53,961)	19.00
Outstanding at July 2, 2022	4,375,903	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the two fiscal quarters ended July 2, 2022:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2022	278,591	$19.08
Granted	108,134	15.27
Vested	(182,383)	19.00
Forfeited	(5,173)	19.00
Outstanding at July 2, 2022	199,169	$17.09

Stock Options

The following table represents the Company’s stock option activity during the two fiscal quarters ended July 2, 2022:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding on January 1, 2022	822,886	$19.08
Granted	1,144,865	15.56
Exercised	—	—
Forfeited	(185,129)	17.22
Outstanding at July 2, 2022	1,782,622	$17.02	9.24	$—
Vested and expected to vest at July 2, 2022	1,782,622	$17.02	9.24	$—
Options exercisable at July 2, 2022	181,271	19.00	8.66	—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the two fiscal quarters ended July 2, 2022 was $6.48 per share.

14. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net income (loss) attributable to common stockholders	$4,303	$(53,598)	$1,463	$(45,065)
Denominator:
Weighted-average common shares outstanding
Basic	113,692,160	109,163,698	113,695,354	109,115,991
Diluted	115,384,273	109,163,698	115,698,368	109,115,991
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.49)	$0.01	$(0.41)
Diluted	$0.04	$(0.49)	$0.01	$(0.41)

As of July 2, 2022 and December 31, 2021, 113,171,655 and 113,642,487 shares of common stock are issued and outstanding for accounting purposes, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Restricted stock awards	—	5,075,346	—	8,721,817
Restricted stock units	102,108	112,449	56,764	55,613
Stock options	1,809,704	81,017	1,501,528	40,068

15. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. During the two fiscal quarters ended July 2, 2022 and the year ended December 31, 2021, the Company incurred $0.3 million and $2.1 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of July 2, 2022. As of both July 2, 2022 and December 31, 2021, the Company had accounts payable - related party to BrightAI of $0.9 million.

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

There were no management fees incurred by the Company during the fiscal and two fiscal quarters ended July 2, 2022 and July 3, 2021. The Company did not reimburse any out-of-pocket costs or expenses to the Sponsor and Wynnchurch Capital, L.P. during the two fiscal quarters ended July 2, 2022. The Company reimbursed less than $0.1 million of out-of-pocket costs or expenses to the Sponsor and Wynnchurch Capital, L.P. during the two fiscal quarters ended July 3, 2021. As of both July 2, 2022 and December 31, 2021, there were no outstanding amounts payable to the Sponsor and Wynnchurch Capital, L.P.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different, negatively or positively, from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to secular shifts in consumer demand for swimming pools and spending on outdoor living spaces; slow pace of material conversion from concrete pools to fiberglass pools in the pool industry; general economic conditions and uncertainties affecting markets in which we operate and economic volatility that could adversely impact our business, including the COVID-19 pandemic and inflation; the impact of the war between the Russian Federation and Ukraine, including impact of sanctions imposed by Western governments; changes in access to consumer credit or increases in interest rates impacting consumers’ ability to finance their purchases of pools; the impact of weather on our business; our ability to attract new customers and retain existing customers, including the ability to generate additional potential sales leads for our dealers and the ability to convert leads generated into ultimate sales of products to consumers; our ability to sustain further growth and to manage it effectively; the ability of our suppliers to continue to deliver the quantity or quality of materials sufficient to meet our needs to manufacture our products; the availability and cost of third-party transportation services for our products and raw materials; product quality issues; our ability to successfully defend litigation brought against us; our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties; failure to hire and retain qualified employees and personnel; exposure to risks associated with international sales and operations, including foreign currency exchange rates, corruption and instability; security breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other international conflicts, public health issues or natural catastrophes and accidents; risk of increased regulation of our operations, particularly related to environmental laws; fluctuations in our operating results; inability to compete successfully against current and future competitors; and other risks, uncertainties and factors set forth in this Quarterly Report on Form 10-Q, including those set forth under section titled “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report on Form 10-Q and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

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

We conduct our business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers.

Recent Developments

Highlights for the fiscal quarter ended

●	Increase in net sales of 14.3%, or $25.9 million, to $206.8 million for the fiscal quarter ended July 2, 2022, compared to $180.9 million for the fiscal quarter ended July 3, 2021.
●	Increase in net income of $57.9 million, to $4.3 million for the fiscal quarter ended July 2, 2022, compared to a net loss of $53.6 million for the fiscal quarter ended July 3, 2021, representing an 2.1% net income margin for the fiscal quarter ended July 2, 2022.
●	Increase in Adjusted EBITDA (as defined below) of $5.9 million, to $48.7 million for the fiscal quarter ended July 2, 2022, compared to $42.8 million for the fiscal quarter ended July 3, 2021.

Highlights for the two fiscal quarters ended

●	Increase in net sales of 20.9%, or $68.8 million, to $398.4 million for the two fiscal quarters ended July 2, 2022, compared to $329.6 million for the two fiscal quarters ended July 3, 2021.
●	Increase in net income of $46.6 million, to $1.5 million for the two fiscal quarters ended July 2, 2022, compared to a net loss of $45.1 million for the two fiscal quarters ended July 3, 2021, representing an 0.4% net income margin for the two fiscal quarters ended July 2, 2022.
●	Increase in Adjusted EBITDA of $20.2 million, to $96.6 million for the two fiscal quarters ended July 2, 2022, compared to $76.4 million for the two fiscal quarters ended July 3, 2021.

Share Repurchase Program

On May 10, 2022, we approved a stock repurchase program (the “Repurchase Program”), which authorized us to repurchase up to $100 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. During the fiscal quarter ended July 2, 2022, we repurchased and concurrently retired 2,026,231 shares of the Company’s common stock for an aggregate amount of $15.0 million, pursuant to the Repurchase Program. As of July 2, 2022, approximately $85.0 million remained available for share repurchases pursuant to our Repurchase Program.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to establish our annual management incentive bonus plan compensation and to compare our performance against that of other peer companies using similar measures. We define Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) other, (xii) underwriting fees related to offering of common stock, (xiii) Odessa fire and (xiv) IPO costs. We believe excluding these items allows for better comparison of our financial results across reporting periods.

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

Results of Operations

Fiscal Quarter Ended July 2, 2022 Compared to Fiscal Quarter Ended July 3, 2021

The following table summarizes our results of operations for the fiscal quarter ended July 2, 2022 and July 3, 2021:

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change %
	July 2, 2022	Sales	July 3, 2021	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$206,800	100.0%	$180,889	100.0%	$25,911	0%
Cost of sales	139,193	67.3%	122,534	67.7%	16,659	(0.4)%
Gross profit	67,607	32.7%	58,355	32.3%	9,252	0.4%

Selling, general and administrative expense	41,804	20.2%	95,288	52.7%	(53,484)	(32.5)%
Amortization	7,156	3.5%	5,479	3.0%	1,677	0.5%
Income (loss) from operations	18,647	9.0%	(42,412)	(23.4)%	61,059	32.4%
Other expense (income):
Interest expense	3,164	1.5%	7,516	4.2%	(4,352)	(2.7)%
Other expense (income), net	917	0.4%	(794)	(0.5)%	1,711	0.9%
Total other expense, net	4,081	1.9%	6,722	3.7%	(2,641)	(1.8)%
Earnings from equity method investment	720	0.3%	754	0.4%	(34)	(0.1)%
Income (loss) before income taxes	15,286	7.4%	(48,380)	(26.7)%	63,666	34.1%
Income tax expense	10,983	5.3%	5,218	2.9%	5,765	2.4%
Net income (loss)	$4,303	2.1%	$(53,598)	(29.6)%	$57,901	31.7%
Adjusted EBITDA(a)	$48,653	23.5%	$42,848	23.7%	$5,805	(0.2)%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales was $206.8 million for the fiscal quarter ended July 2, 2022, compared to $180.9 million for the fiscal quarter ended July 3, 2021. The $25.9 million, or 14.3%, increase in net sales was due to a $8.3 million decrease from volume and a $34.2 million increase from pricing. The $34.2 million price increase reflects the impact of pricing actions to address inflationary pressures. The $8.3 million volume decrease was largely in packaged pools, which were impacted by destocking in the wholesale distribution channel as a result of the current macro-economic environment and more days of unseasonable weather in certain regions limiting installation days. The increase in total net sales of $25.9 million across our product lines was $4.2 million for in-ground swimming pools, $9.6 million for liners and $12.1 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $139.2 million for the fiscal quarter ended July 2, 2022, compared to $122.5 million for the fiscal quarter ended July 3, 2021. Gross margin increased by 0.4%, to 32.7% of net sales for the fiscal quarter ended July 2, 2022 compared to 32.3% of net sales for the fiscal quarter ended July 3, 2021. The $16.7 million, or 13.6%, increase in cost of sales was primarily the result of cost inflation, partially offset by a $3.8 million decrease in non-cash stock-based compensation expense. The 0.4% increase in gross margin was primarily driven by benefits from pricing actions to address inflation, benefits from the build of inventory, and lower non-cash stock-based compensation expense, partially offset by negative fixed cost leverage due to investments to support future growth, including fiberglass expansion initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense was $41.8 million for the fiscal quarter ended July 2, 2022, compared to $95.3 million for the fiscal quarter ended July 3, 2021, and decreased as a percentage of net sales by 32.5%. The $53.5 million, or 56.1%, decrease in selling, general and administrative expense was primarily due to a $55.3 million decrease in non-cash stock-based compensation expense, a $1.1 million decrease due to the absence of the costs incurred in prior year as a result of going public, partially offset by an increase in wages and related expenses.

Amortization

Amortization was $7.2 million for the fiscal quarter ended July 2, 2022, compared to $5.5 million for the fiscal quarter ended July 3, 2021. The $1.7 million, or 30.6%, increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of Trojan Leisure Products, LLC d/b/a Radiant Pools (“Radiant”) in November 2021.

Interest Expense

Interest expense was $3.2 million for the fiscal quarter ended July 2, 2022, compared to $7.5 million for the fiscal quarter ended July 3, 2021. The $4.3 million, or 57.9%, decrease in interest expense was primarily due to lower amortization of deferred financing costs and debt discount and a lower effective interest rate, compared to the fiscal quarter ended July 3, 2021. In addition, interest expense for the fiscal quarter ended July 2, 2022 was partially offset by an unrealized gain of $1.1 million related to the change in fair value of our interest rate swap.

Other Expense (Income), Net

Other expense (income), net was $0.9 million for the fiscal quarter ended July 2, 2022, compared to ($0.8) million for the fiscal quarter ended July 3, 2021. The $1.7 million increase in other expense was primarily due an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from equity method investment of Premier Pools & Spa was $0.7 million for the fiscal quarter ended July 2, 2022, compared to $0.8 million for the fiscal quarter ended July 3, 2021, primarily due to our reduced ownership interest during the fiscal quarter ended July 2, 2022 as compared to the fiscal quarter ended July 3, 2021, partially offset by the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $11.0 million for the fiscal quarter ended July 2, 2022, compared to $5.2 million for the fiscal quarter ended July 3, 2021. Our effective tax rate was 71.9% for the fiscal quarter ended July 2, 2022, compared to (10.8)% for the fiscal quarter ended July 3, 2021. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended July 2, 2022 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the fiscal quarter ended July 3, 2021 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit.

Net Income (Loss)

Net income was $4.3 million for the fiscal quarter ended July 2, 2022, compared to $53.6 million of net loss for the fiscal quarter ended July 3, 2021. The $57.9 million, or 108.0%, increase in net income was primarily due to the factors described above.

Net Income (Loss) Margin

Net income margin was 2.1% for the fiscal quarter ended July 2, 2022, compared to net loss margin of 29.6% for the fiscal quarter ended July 2, 2022. The 31.7% increase in net income margin was due to a $57.9 million increase in net income and a $25.9 million increase in net sales, compared to the fiscal quarter ended July 3, 2021 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $48.7 million for the fiscal quarter ended July 2, 2022, compared to $42.8 million for the fiscal quarter ended July 3, 2021. The $5.9 million, or 13.5%, increase in Adjusted EBITDA was primarily due to the increase in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 23.5% for the fiscal quarter ended July 2, 2022, compared to 23.7% for the fiscal quarter ended July 3, 2021. The 0.2% decrease in Adjusted EBITDA margin was primarily due to a $5.9 million increase in Adjusted EBITDA and a $25.9 million increase in net sales, compared to the fiscal quarter ended July 3, 2021, as well as the other factors described above.

Two Fiscal Quarters Ended July 2, 2022 Compared to Two Fiscal Quarters Ended July 3, 2021

The following table summarizes our results of operations for the two fiscal quarters ended July 2, 2022 and July 3, 2021:

	Two Fiscal Quarters Ended
		% of Net		% of Net	Change	Change %
	July 2, 2022	Sales	July 3, 2021	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$398,414	100.0%	$329,635	100.0%	$68,779	0.0%
Cost of sales	260,153	65.3%	218,840	66.4%	41,313	(1.1)%
Gross profit	138,261	34.7%	110,795	33.6%	27,466	1.1%

Selling, general and administrative expense	87,029	21.8%	122,460	37.2%	(35,431)	(15.4)%
Underwriting fees related to offering of common stock	11,437	2.9%	—	—%	11,437	2.9%
Amortization	14,348	3.6%	11,074	3.3%	3,274	0.3%
Income (loss) from operations	25,447	6.4%	(22,739)	(6.9)%	48,186	13.3%
Other expense (income):
Interest expense	4,929	1.2%	16,572	5.0%	(11,643)	(3.8)%
Loss on extinguishment of debt	3,465	0.9%	—	—%	3,465	0.9%
Other expense (income), net	562	0.1%	(1,349)	(0.4)%	1,911	0.5%
Total other expense, net	8,956	2.2%	15,223	4.6%	(6,267)	(2.4)%
Earnings from equity method investment	1,262	0.3%	998	0.3%	264	0.0%
Income (loss) before income taxes	17,753	4.5%	(36,964)	(11.2)%	54,717	15.7%
Income tax expense	16,290	4.1%	8,101	2.5%	8,189	1.6%
Net income (loss)	$1,463	0.4%	$(45,065)	(13.7)%	$46,528	14.1%
Adjusted EBITDA(a)	$96,615	24.2%	$76,368	23.2%	$20,247	1.0%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales was $398.4 million for the two fiscal quarters ended July 2, 2022, compared to $329.6 million for two fiscal quarters ended July 3, 2021. The $68.8 million, or 20.9%, increase in net sales was due to a $0.9 million decrease from volume and a $69.7 million increase from pricing. The $69.7 million price increase reflects the impact of pricing actions to address inflationary pressures. The increase in total net sales of $68.8 million across our product lines was $22.3 million for in-ground swimming pools, $25.8 million for liners and $20.7 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $260.2 million for the two fiscal quarters ended July 2, 2022, compared to $218.8 million for the two fiscal quarters ended July 3, 2021. Gross margin increased by 1.1%, to 34.7% of net sales for the two fiscal quarters ended July 2, 2022 compared to 33.6% of net sales for the two fiscal quarters ended July 3, 2021. The $41.4 million, or 18.9%, increase in cost of sales was primarily the result of cost inflation, partially offset by a $2.6 million decrease in non-cash stock-based compensation expense. The 1.1% increase in gross margin was primarily driven by benefits from pricing actions to address inflation, benefits from the build of inventory, and lower non-cash stock-based compensation expense, partially offset by negative fixed cost leverage due to investments to support future growth.

Selling, General and Administrative Expense

Selling, general and administrative expense was $87.0 million for the two fiscal quarters ended July 2, 2022, compared to $122.5 million for the two fiscal quarters ended July 3, 2021, and decreased as a percentage of net sales by 15.4%. The $35.5 million, or 28.9%, decrease in selling, general and administrative expense was primarily due to a $41.0 million decrease in non-cash stock-based compensation expense, partially offset by a $1.2 million increase in ongoing public company costs, and an increase in wages and related expenses.

Underwriting Fees Related to Offering of Common Stock

Underwriting fees related to our offering of common stock were $11.4 million for the two fiscal quarters ended July 2, 2022, related to the offering that was completed in January 2022.

Amortization

Amortization was $14.3 million for the two fiscal quarters ended July 2, 2022, compared to $11.1 million for the two fiscal quarters ended July 3, 2021. The $3.2 million, or 29.6%, increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of Radiant in November 2021.

Interest Expense

Interest expense was $4.9 million for the two fiscal quarters ended July 2, 2022, compared to $16.6 million for the two fiscal quarters ended July 3, 2021. The $11.7 million, or 70.3%, decrease in interest expense was primarily due to lower amortization of deferred financing costs and debt discount and a lower effective interest rate, compared to the two fiscal quarters ended July 3, 2021. In addition, interest expense for the two fiscal quarters ended July 2, 2022 was partially offset by an unrealized gain of $3.9 million related to the change in fair value of our interest rate swap.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.5 million for the two fiscal quarters ended July 2, 2022, compared to none for the two fiscal quarters ended July 3, 2021 as our debt refinancing was completed in February 2022.

Other Expense (Income), Net

Other expense (income), net was $0.6 million for the two fiscal quarters ended July 2, 2022, compared to ($1.3) million for the two fiscal quarters ended July 3, 2021. The $1.9 million increase in other expense was primarily due an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from equity method investment of Premier Pools & Spa was $1.3 million for the two fiscal quarters ended July 2, 2022, compared to $1.0 million for the two fiscal quarters ended July 3, 2021, primarily due to the financial performance of Premier Pools & Spa, partially offset by our reduced ownership interest during the two fiscal quarters ended July 2, 2022 as compared to the two fiscal quarters ended July 3, 2021.

Income Tax Expense

Income tax expense was $16.3 million for the two fiscal quarters ended July 2, 2022, compared to $8.1 million for the two fiscal quarters ended July 3, 2021. Our effective tax rate was 91.8% for the two fiscal quarters ended July 2, 2022, compared to (21.9)% for the two fiscal quarters ended July 3, 2021. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the two fiscal quarters ended July 2, 2022 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the two fiscal quarters ended July 3, 2021 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit.

Net (Loss) Income

Net income was $1.5 million for the two fiscal quarters ended July 2, 2022, compared to $45.1 million of net loss for the two fiscal quarters ended July 3, 2021. The $46.6 million, or 103.2%, increase in net income was primarily due to the factors described above.

Net (Loss) Income Margin

Net income margin was 0.4% for the two fiscal quarters ended July 2, 2022, compared to net loss margin of 13.7% for the two fiscal quarters ended July 3, 2021. The 14.1% increase in net income margin was due to a $46.6 million increase in net income and a $68.8 million increase in net sales, compared to the two fiscal quarters ended July 3, 2021 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $96.6 million for the two fiscal quarters ended July 2, 2022, compared to $76.4 million for the two fiscal quarters ended July 3, 2021. The $20.2 million, or 26.5%, increase in Adjusted EBITDA was primarily due to the increase in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 24.2% for the two fiscal quarters ended July 2, 2022, compared to 23.2% for the two fiscal quarters ended July 3, 2021. The 1.0% increase in Adjusted EBITDA margin was primarily due to a $20.2 million increase in Adjusted EBITDA and a $68.8 million increase in net sales, compared to the two fiscal quarters ended July 3, 2021, as well as the other factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our board of directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to compare our performance against that of other companies using similar measures, and as a performance measure in certain employee incentive programs. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that are non-cash items or which we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) other, (xii) underwriting fees related to offering of common stock, (xiii) Odessa fire and (xiv) IPO costs.

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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(dollars in thousands)
Net income (loss)	$4,303	$(53,598)	$1,463	$(45,065)
Depreciation and amortization	9,780	7,770	19,274	15,670
Interest expense	3,164	7,516	4,929	16,572
Income tax expense	10,983	5,218	16,290	8,101
Loss on sale and disposal of property and equipment	124	22	124	187
Restructuring charges(a)	106	36	119	407
Stock-based compensation(b)	16,429	75,511	33,354	76,975
Unrealized (gains) losses on foreign currency transactions(c)	1,718	(731)	1,714	(792)
Strategic initiative costs(d)	669	376	2,487	376
Acquisition and integration related costs(e)	—	4	257	72
Loss on extinguishment of debt (f)	—	—	3,465	—
Other(g)	(146)	(355)	179	(91)
Underwriting fees related to offering of common stock (h)	—	—	11,437	—
Odessa fire (i)	1,523	—	1,523	—
IPO Costs(j)	—	1,079	—	3,956
Adjusted EBITDA	$48,653	$42,848	$96,615	$76,368
Net sales	$206,800	$180,889	$398,414	$329,635
Net income (loss) margin	2.1%	(29.6)%	0.4%	(13.7)%
Adjusted EBITDA margin	23.5%	23.7%	24.2%	23.2%

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

(f) Represents the loss on extinguishment of debt in connection with our Refinancing (as defined below).

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

(i) Represents costs incurred related to a production facility fire in Odessa, Texas.

(j) These expenses are primarily composed of legal, accounting and professional fees incurred in connection with our initial public offering that are not capitalizable, which are included within selling, general and administrative expense.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our New Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and through our term loan and revolving credit facilities (as defined below under “—Our Indebtedness”) and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions we may undertake and any share repurchases we may make. As of July 2, 2022, we had $25.2 million of cash, $313.7 million of outstanding borrowings and an additional $75.0 million of availability under our New Revolving Credit Facility, which was undrawn.

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

We believe that our existing cash, cash generated from operations and availability under our New Revolving Credit Facility, will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months, as well as our longer-term liquidity needs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Our Indebtedness

On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, entered into the New Credit Agreement with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility in an initial principal amount of $325.0 million (the “Refinancing”). On the closing date, proceeds under the agreement were used to repay and replace $294.0 million under, and terminate, the Credit Agreement (as defined below) and for general corporate purposes.

New Revolving Credit Facility

The New Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The New Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the New Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the New Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the New Credit Agreement), plus a margin of 2.50%. Loans outstanding under the New Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the New Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the New Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is, initially, 0.375% per annum and will, thereafter, accrue at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the New Credit Agreement, the “First Lien Net Leverage Ratio”. The New Revolving Credit Facility is not subject to amortization.

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

As of July 2, 2022 we had no outstanding borrowings under the New Revolving Credit Facility.

New Term Loan Facility

The New Term Loan matures on February 23, 2029. Loans outstanding under the New Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the New Term Loan are subject to scheduled quarterly amortization payments equal to 0.25% of the initial principal amount of the New Term Loan.

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

As of July 2, 2022 we had $313.7 million of outstanding borrowings under the New Term Loan.

As of July 2, 2022, we were in compliance with all covenants under the New Revolving Credit Facility and the New Term Loan.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Two Fiscal Quarters Ended
	July 2, 2022	July 3, 2021

	(in thousands)
Net cash (used in) provided by operating activities	$(15,086)	$14,138
Net cash used in investing activities	(17,111)	(12,843)
Net cash provided by financing activities	13,438	17,881
Effect of exchange rate changes on cash	27	(1,969)
Net (decrease) increase in cash	$(18,732)	$17,207

Operating Activities

During the two fiscal quarters ended July 2, 2022, operating activities used $15.1 million of cash. Net income, after adjustments for non-cash items, provided cash of $71.1 million. Cash used in operating activities was further driven by changes in our operating assets and liabilities, which used $86.2 million. Net cash used in changes in our operating assets and liabilities for the two fiscal quarters ended July 2, 2022 consisted primarily of a $45.7 million increase in trade receivables, a $53.2 million increase in inventories, a $1.3 million increase in income tax receivable, a $0.4 million increase in other assets, a $2.4 million decrease in accrued expenses and other current liabilities, partially offset by a $0.8 million decrease in prepaid expenses and other current assets, a $15.9 million increase in accounts payable, and a $0.2 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of, and increase in, net sales, and the increase in inventories was primarily due to a strategic decision to carry more inventory in an attempt to minimize the impact of any supply chain interruptions as well as higher costs. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to volume of purchases and timing of payments.

During the two fiscal quarters ended July 3, 2021, operating activities provided $14.1 million of cash. Net income, after adjustments for non-cash items, provided cash of $54.3 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which used $40.2 million. Net cash used in changes in our operating assets and liabilities for the two fiscal quarters ended July 3, 2021 consisted primarily of $44.5 million increase in trade receivables, a $9.5 million increase in inventories, a $3.7 increase in prepaid expenses and other current assets, and a $0.1 increase in income tax receivable, partially offset by an $11.0 million increase in accounts payable, a $5.6 increase in accrued expenses and other current liabilities, a $0.8 million decrease in other assets and a $0.1 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of and increase in net sales, and the increase in inventories was primarily due to increased production and inventory build in response to existing and anticipated customer demand. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to timing of payments.

Investing Activities

During the two fiscal quarters ended July 2, 2022, investing activities used $17.1 million of cash, primarily consisting of purchases of property and equipment for $16.8 million and the settlement of the net working capital adjustment related to the acquisition of Radiant for $0.4 million. The purchase of property and equipment was primarily to expand capacity for inventory production in order to meet increasing customer demand.

During the two fiscal quarters ended July 3, 2021, investing activities used $12.8 million of cash, primarily consisting of purchases of property and equipment for $13.0 million. The purchase of property and equipment was to expand capacity for inventory production in order to meet increasing customer demand.

Financing Activities

During the two fiscal quarters ended July 2, 2022, financing activities provided $13.4 million of cash, primarily consisting of proceeds from long-term debt borrowings in connection with the Refinancing of $320.1 million, proceeds from the sale of common stock of $257.7 million and borrowings on revolving credit facilities of $25.0 million, partially offset by repayments on long-term debt borrowings of $284.8 million, the repurchase and retirement of common stock of $272.7 million, repayments on revolving credit facility borrowings of $25.0 million, and deferred financing fees paid of $6.9 million.

During the two fiscal quarters ended July 3, 2021, financing activities provided $17.9 million of cash, primarily consisting of proceeds from our initial public offering, completed on April 27, 2021 (the “IPO”), net of underwriting discounts, commissions and offering costs of $399.3 million, proceeds from long-term debt borrowings of $172.8 million and borrowings on the revolving credit facilities of $16.0 million, partially offset by the repurchase and retirement of common stock of $281.6 million, payments on long-term debt borrowings of $161.3 million, dividends to Class A unitholders of $110.0 million, and payments on revolving credit facility borrowings of $16.0 million.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the two fiscal quarters ended July 2, 2022 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transaction. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate some of our transactions in foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. During the two fiscal quarters ended July 2, 2022, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of July 2, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various lawsuits, claims and other legal proceedings arising out of or incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of each of these matters, we do not believe that their ultimate disposition will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Inflation in the United States began to rise significantly in the second half of the calendar year of 2021 and continued to increase in the first half of 2022. This is primarily believed to be the result of the economic impacts from the COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. Global supply chain disruptions continue to persist, and may become worse due to the war in Ukraine, the COVID-19 pandemic-related lock-downs in China or for other reasons. We are experiencing inflationary pressures in certain areas of our business, including with respect to prices of our raw materials and employee wages, although, to date, we have been able to offset such pressures, to some extent, through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. In addition, the demand for our products may soften as we continue to increase the prices of our products to offset the inflationary pressure. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, or to continue to grow our sales volumes, our net sales and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

Economic and political change could adversely impact our financial condition and results of operations.

Our business has been and could continue to be adversely affected by events over which we have limited or no control, including pandemics, recessions, general or specific inflations, trade restrictions, changes to tax laws, changes to other laws, and armed conflicts, among others. These events may disrupt the supply and prices of raw materials or labor required to produce the products we sell, affect the ability of our customers to operate their businesses such that they lessen their purchases from us, and affect the ability of potential consumers of our products to purchase them. These effects may occur in any of the markets in which we compete. The current military conflict between Russia and Ukraine could adversely affect our operations, and related sanctions and other actions that have been or may be enacted by the United States, the European Union, or other governing entities could adversely affect our business, our business partners, our suppliers, and our customers. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we continue to monitor any adverse impact that such events may have on the global economy in general, on our business and operations and on the businesses and operations of our business partners, suppliers and customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, we approved a stock repurchase program, which authorized us to repurchase up to $100.0 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. The following table shows the total number of shares repurchased on a trade date basis during the fiscal quarter ended July 2, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
				(in thousands)
April 3, 2022 - April 30, 2022	—	$—	—	$—
May 1, 2022 - May 28, 2022	—	—	—	100,000
May 29, 2022 - July 2, 2022	2,026,231	7.40	2,026,231	85,000
Total	2,026,231	$7.40	2,026,231	$85,000

Item 6. Exhibits

Exhibit
No.	Description
10.1*	Employment Agreement by and between Robert L. Masson II and Latham Pool Products, Inc., dated June 9, 2022
10.2*	Retirement Agreement by and between J. Mark Borseth and Latham Pool Products, Inc., dated June 12, 2022
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

**	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      August 11, 2022

LATHAM GROUP, INC.

/s/ Robert L. Masson II
Robert L. Masson II
Chief Financial Officer
(Principal Financial Officer)