Form 10-Q
period 2022-10-01
Latham Group, Inc.
filed 2022-11-10
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

As of November 8, 2022, 117,121,134 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	October 1,	December 31,
	2022	2021
Assets
Current assets:
Cash	$30,620	$43,952
Trade receivables, net	102,985	60,753
Inventories, net	166,430	109,556
Income tax receivable	6,090	4,039
Prepaid expenses and other current assets	8,113	10,766
Total current assets	314,238	229,066
Property and equipment, net	84,148	63,506
Equity method investment	25,953	23,362
Deferred tax assets	7,814	10,603
Operating lease right-of-use assets	39,201	—
Goodwill	128,057	128,871
Intangible assets, net	315,064	338,310
Other assets	6,028	765
Total assets	$920,503	$794,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,067	$37,998
Accounts payable – related party	1,041	850
Current maturities of long-term debt	3,250	17,220
Current operating lease liabilities	6,485	—
Accrued expenses and other current liabilities	64,078	59,097
Total current liabilities	115,921	115,165
Long-term debt, net of discount, debt issuance costs and current portion	310,051	263,188
Deferred income tax liabilities, net	56,343	56,343
Liability for uncertain tax positions	5,863	5,689
Non-current operating lease liabilities	33,547	—
Other long-term liabilities	743	453
Total liabilities	522,468	440,838
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both October 1, 2022 and December 31, 2021; no shares issued and outstanding as of both October 1, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of October 1, 2022 and December 31, 2021; 117,121,134 and 119,445,611 shares issued and outstanding, as of October 1, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	438,698	401,846
Accumulated deficit	(35,535)	(48,583)
Accumulated other comprehensive (loss) income	(5,140)	370
Total stockholders’ equity	398,035	353,645
Total liabilities and stockholders’ equity	$920,503	$794,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$189,398	$161,957	$587,812	$491,592
Cost of sales	130,521	110,965	390,674	329,805
Gross profit	58,877	50,992	197,138	161,787
Selling, general and administrative expense	26,749	48,072	113,778	170,532
Underwriting fees related to offering of common stock	—	—	11,437	—
Amortization	7,156	5,486	21,504	16,560
Income (loss) from operations	24,972	(2,566)	50,419	(25,305)
Other expense (income):
Interest expense	4,264	4,271	9,193	20,843
Loss on extinguishment of debt	—	—	3,465	—
Other expense (income), net	1,052	(2,538)	1,614	(3,887)
Total other expense, net	5,316	1,733	14,272	16,956
Earnings from equity method investment	1,329	810	2,591	1,808
Income (loss) before income taxes	20,985	(3,489)	38,738	(40,453)
Income tax expense	9,109	7,807	25,399	15,908
Net income (loss)	$11,876	$(11,296)	$13,339	$(56,361)
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.10)	$0.12	$(0.51)
Diluted	$0.10	$(0.10)	$0.12	$(0.51)
Weighted-average common shares outstanding – basic and diluted
Basic	113,171,655	112,153,832	113,521,425	110,121,240
Diluted	113,202,846	112,153,832	114,867,164	110,121,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income (loss)	$11,876	$(11,296)	$13,339	$(56,361)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,813)	(887)	(5,510)	(1,924)
Total other comprehensive loss, net of tax	(2,813)	(887)	(5,510)	(1,924)
Comprehensive income (loss)	$9,063	$(12,183)	$7,829	$(58,285)

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

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at December 31, 2021	119,445,611	$12	$401,846	$(48,583)	$370	$353,645
Cumulative effect of adoption of new accounting standard- leases	—	—	—	(291)	—	(291)
Net loss	—	—	—	(2,840)	—	(2,840)
Foreign currency translation adjustments	—	—	—	—	1,220	1,220
Sale of common stock	13,800,000	1	269,099	—	—	269,100
Repurchase and retirement of common stock	(13,800,244)	(1)	(257,662)	—	—	(257,663)
Retirement of restricted stock	(53,961)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	78,341	—	—	—	—	—
Stock-based compensation expense	—	—	16,925	—	—	16,925
Balances at April 2, 2022	119,469,747	$12	$430,208	$(51,714)	$1,590	$380,096

Net income	—	—	—	4,303	—	4,303
Foreign currency translation adjustments	—	—	—	—	(3,917)	(3,917)
Repurchases and retirements of common stock under repurchase program	(2,026,231)	—	(15,000)	—	—	(15,000)
Issuance of common stock upon release of restricted stock units	104,042	—	—	—	—	—
Stock-based compensation expense	—	—	16,429	—	—	16,429
Balances at July 2, 2022	117,547,558	$12	$431,637	$(47,411)	$(2,327)	$381,911

Net income	—	—	—	11,876	—	11,876
Foreign currency translation adjustments	—	—	—	—	(2,813)	(2,813)
Retirement of restricted stock	(426,424)	—	—	—	—	—
Stock-based compensation expense	—	—	7,061	—	—	7,061
Balances at October 1, 2022	117,121,134	$12	$438,698	$(35,535)	$(5,140)	$398,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Fiscal Quarters Ended
	October 1,	October 2,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$13,339	$(56,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,834	23,689
Amortization of deferred financing costs and debt discount	1,140	5,907
Non-cash lease expense	5,596	—
Stock-based compensation expense	40,415	104,578
Underwriting fees related to offering of common stock	11,437	—
Loss on extinguishment of debt	3,465	—
Other non-cash, net	3,750	1,349
Gain on sale of equity method investment	—	(3,856)
Earnings from equity method investment	(2,591)	(1,808)
Distributions received from equity method investment	—	1,808
Changes in operating assets and liabilities:
Trade receivables	(44,875)	(43,134)
Inventories	(59,139)	(16,128)
Prepaid expenses and other current assets	2,458	(4,774)
Income tax receivable	(2,051)	(1,752)
Other assets	(442)	(465)
Accounts payable	3,702	10,550
Accrued expenses and other current liabilities	(92)	9,740
Other long-term liabilities	290	83
Net cash provided by operating activities	5,236	29,426
Cash flows from investing activities:
Purchases of property and equipment	(29,002)	(19,242)
Proceeds from the sale of property and equipment	24	33
Acquisitions of businesses, net of cash acquired	(384)	—
Return of equity method investment	—	447
Proceeds from the sale of equity method investment	—	6,796
Net cash used in investing activities	(29,362)	(11,966)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	320,125	172,813
Payments on long-term debt borrowings	(285,634)	(164,833)
Proceeds from borrowings on revolving credit facilities	25,000	16,000
Payments on revolving credit facilities	(25,000)	(16,000)
Deferred financing fees paid	(6,865)	(1,250)
Dividend to Class A unitholders	—	(110,033)
Proceeds from sale of common stock	257,663	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	399,264
Repurchases and retirements of common stock	(272,663)	(281,638)
Net cash provided by financing activities	12,626	14,323
Effect of exchange rate changes on cash	(1,832)	(224)
Net (decrease) increase in cash	(13,332)	31,559
Cash at beginning of period	43,952	59,310
Cash at end of period	$30,620	$90,869
Supplemental cash flow information:
Cash paid for interest	$8,760	$14,208
Income taxes paid, net	20,000	15,213
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,202	$226
Capitalized internal-use software included in accounts payable – related party	800	1,050
Right-of-use operating assets obtained in exchange for lease liabilities	45,876	—

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of October 1, 2022 and for the fiscal quarter and three fiscal quarters ended October 1, 2022 and October 2, 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 10, 2022 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter and three fiscal quarters ended October 1, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to how operating leases were accounted for under the prior guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020. In June 2020, the FASB issued additional guidance delaying the effective date for all entities, except for public business entities. The Company adopted ASU 2016-02 on January 1, 2022 using the modified retrospective approach and elected the package of practical expedients to use in transition, which permitted the Company to not reassess, under the new standard, its prior conclusions about lease identification and lease classification. The adoption resulted in the addition of $33.5 million of operating lease right-of-use assets, and $34.0 million of operating lease liabilities, a decrease of $0.2 million to deferred rent and a decrease of $0.3 million to retained earnings for the cumulative effect of initially applying the new standard. The adoption did not have a material impact on the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows. See Note 9, “Leases” for additional information related to the Company’s leases and accounting policy elections.

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

3. ACQUISITION

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

Subsequent to the acquisition date, there was an additional amount due to the seller of $0.4 million related to the finalization of the net working capital adjustment, which was accounted for as a measurement period adjustment. The measurement period adjustment resulted in an increase in the total consideration transferred of $0.4 million and an increase to goodwill of $0.4 million. The net working capital adjustment was paid during the fiscal quarter ended July 2, 2022.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the three fiscal quarters ended October 1, 2022 or October 2, 2021.

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

Term loans

Term loans (see Note 7) are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of term loans is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of its term loans (in thousands):

	October 1, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
New Term Loan	$313,301	$278,838	$—	$—
Amended Term Loan	$—	$—	$280,408	$281,926

Interest rate swap

The Company estimates the fair value of the interest rate swap (see Note 7) on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of October 1, 2022 and December 31, 2021, the fair value of the Company’s interest rate swap asset was $4.7 million and $0.5 million, respectively, which was recorded within other assets on the condensed consolidated balance sheets.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of October 1, 2022 and as of December 31, 2021 was $128.1 million and $128.9 million, respectively. The change in the carrying value during the three fiscal quarters ended October 1, 2022 was due to an increase of $0.4 million as a result of a measurement period adjustment (see Note 3) and fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of October 1, 2022 consisted of the following (in thousands):

	October 1, 2022
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(578)	$21,333	$126,189
Patented technology	16,126	2	6,520	9,608
Technology	13,000	—	722	12,278
Pool designs	13,628	(276)	1,803	11,549
Franchise relationships	1,187	25	990	222
Dealer relationships	197,376	1	42,760	154,617
Backlog	1,600		1,600	—
Non-competition agreements	2,476	—	1,875	601
	$393,493	$(826)	$77,603	$315,064

The Company recognized $7.2 million and $21.5 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended October 1, 2022, respectively. The Company recognized $5.5 million and $16.6 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended October 2, 2021, respectively.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Year Ended	Amortization Expense
Remainder of fiscal 2022	$6,680
2023	26,528
2024	25,708
2025	25,550
2026	25,550
Thereafter	205,048
$315,064

6. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
Raw materials	$96,480	$77,510
Finished goods	69,950	32,046
	$166,430	$109,556

7. LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
New Term Loan	$323,375	$—
Amended Term Loan	—	284,009
Less: Unamortized discount and debt issuance costs	(10,074)	(3,601)
Total debt	313,301	280,408
Less: Current portion of long-term debt	(3,250)	(17,220)
Total long-term debt	$310,051	$263,188

On February 23, 2022, Latham Pool Products entered into an agreement (the “New Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “New Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “New Term Loan Facility”) in an initial principal amount of $325.0 million (the “Refinancing”). On the closing date, proceeds under the New Credit Agreement were used to repay $294.0 million and terminate the Credit Agreement (as defined below) and for general corporate purposes.

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

As of October 1, 2022, there were no outstanding borrowings on the New Revolving Credit Facility.

New Term Loan Facility

Pursuant to the New Credit Agreement, Latham Pool Products also borrowed $325.0 million in term loans. The New Term Loan Facility matures on February 23, 2029. Loans outstanding under the New Term Loan Facility bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan Facility are subject to scheduled quarterly amortization payments of $812,500, equal to 0.25% of the initial principal amount of the Term Loan Facility. The New Credit Agreement contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales and casualty and condemnation events, in each case, subject to customary exceptions.

The Company recorded $6.1 million of debt issuance costs and $4.9 million of debt discount related to the New Term Loan Facility as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheet.

Outstanding borrowings as of October 1, 2022 were $313.3 million, net of discount and debt issuance costs of $10.1 million. In connection with the New Term Loan, the Company is subject to various negative, reporting, financial and other covenants, including maintaining specific liquidity measurements.

As of October 1, 2022, the unamortized debt issuance costs and discount on the New Term Loan were $5.6 million and $4.5 million, respectively. The effective interest rate was 7.45% at October 1, 2022, including the impact of the Company’s interest rate swap.

As of October 1, 2022, the Company was in compliance with all financial covenants under the New Credit Agreement.

Prior Revolving Credit Facility

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

Prior Term Loan Facility

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Term Loan”). The Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million, which was accounted for as a modification to the Term Loan, to fund the Company’s acquisition of Narellan Group Pty Limited and its subsidiaries (the “First Amendment”). On October 14, 2020, Latham Pool Products amended the First Amendment to provide additional borrowings of $20.0 million, which was accounted for as new debt (the “Second Amendment”). The Second Amendment was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to purchase and retire equity interests and to pay a distribution. On March 31, 2021, Latham Pool Products amended its Term Loan to revise the applicable reporting requirements (the “Fourth Amendment”). On November 24, 2021, Latham Pool Products amended the Term Loan to provide additional borrowings of $50 million (the “Fifth Amendment”). The proceeds from this incremental term loan were used to finance the Radiant Acquisition in part. The Term Loan, collectively with the First Amendment, Second Amendment, Third Amendment, the Fourth Amendment and the Fifth Amendment, is referred to as the “Amended Term Loan.” The Amended Term Loan was repaid and terminated in connection with the Refinancing.

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

Debt Maturities

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Year Ended	Term Loan Facility
Remainder of fiscal 2022	$813
2023	3,250
2024	3,250
2025	3,250
2026	3,250
Thereafter	309,562
$323,375

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

8. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Three Fiscal Quarters Ended
	October 1, 2022	October 2, 2021
Balance at the beginning of the year	$4,909	$2,882
Accruals for warranties issued	5,479	4,369
Less: Settlements made (in cash or in kind)	(5,072)	(3,825)
Balance at the end of the year	$5,316	$3,426

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

The components of lease expense for the fiscal quarter and three fiscal quarters ended October 1, 2022 were as follows (in thousands):

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	October 1, 2022	October 1, 2022
Operating lease expense	$2,295	$6,799
Short-term lease expense	58	90
Variable lease expense	141	445
Total lease expense	$2,494	$7,334

The table below presents supplemental information related to leases as of October 1, 2022:

October 1, 2022
Weighted-average remaining lease term (years)
Operating leases	6.8
Weighted-average discount rate
Operating leases	4.9%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

Three Fiscal Quarters Ended
October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,249

The following table summarizes maturities of operating lease liabilities as of October 1, 2022 (in thousands):

Operating Leases
Remainder of fiscal 2022	$2,124
2023	8,162
2024	7,917
2025	7,259
2026	5,788
Thereafter	16,136
Total lease payments	47,386
Less: Interest	(7,354)
Present value of lease liability	$40,032

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
In-ground Swimming Pools	$102,334	$84,060	$326,290	$285,704
Covers	51,934	44,125	122,848	94,354
Liners	35,130	33,772	138,674	111,534
	$189,398	$161,957	$587,812	$491,592

11. INCOME TAXES

The effective income tax rate for the fiscal quarter and three fiscal quarters ended October 1, 2022 was 43.4% and 65.6%, respectively, compared to (223.8)% and (39.3)% for the fiscal quarter and three fiscal quarters ended October 2, 2021. The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for both the fiscal quarter and three fiscal quarters ended October 1, 2022 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit. The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for both the fiscal quarter and three fiscal quarters ended October 2, 2021 was also primarily attributable to the discrete impact of stock-based compensation expense.

The Inflation Reduction Act ("IRA") was passed into law on August 16, 2022. Key provisions from the IRA include the implementation of a 15% corporate alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. Enactment of the IRA has not impacted the Company’s financial condition, results of operations or cash flows for the period ended October 1, 2022 and the Company does not expect a material impact on its future results.

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

Offering of Common Stock

On January 11, 2022, the Company completed an offering of 13,800,000 shares of common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase up to 1,800,000 additional shares of common stock, at a public offering price of $19.50 per share. The Company received proceeds of $257.7 million from this offering, net of $11.4 million of underwriting fees. The proceeds of $257.7 million were used to purchase 13,800,000 shares of common stock from certain of the Company’s stockholders, primarily investment funds managed by the Sponsor and Wynnchurch Capital, L.P., and also a small percentage of shares of common stock owned by some of the Company’s directors and executive officers.

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

During the fiscal quarter ended July 2, 2022, the Company repurchased and concurrently retired 2,026,231 shares of the Company’s common stock for an aggregate amount of $15.0 million, pursuant to the Repurchase Program. As of October 1, 2022, approximately $85.0 million remained available for share repurchases pursuant to the Repurchase Program. The Company accounts for the excess of the repurchase price over the par value of shares acquired as a reduction to additional paid-in capital.

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

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of sales	$730	$1,914	$3,046	$6,837
Selling, general and administrative	6,331	25,689	37,369	97,741
	$7,061	$27,603	$40,415	$104,578

As of October 1, 2022, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $32.7 million, which is expected to be recognized over a weighted-average period of 1.21 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of option awards granted:

Three Fiscal Quarters Ended
October 1, 2022
Risk-free interest rate	2.04%
Expected volatility	39.67%
Expected term (in years)	6.25
Expected dividend yield	0.00%

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the three fiscal quarters ended October 1, 2022:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2022	5,803,124	$19.00
Granted	—	—
Vested	(1,373,260)	19.00
Forfeited	(480,385)	19.00
Outstanding at October 1, 2022	3,949,479	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the three fiscal quarters ended October 1, 2022:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2022	278,591	$19.08
Granted	210,012	10.81
Vested	(182,383)	19.00
Forfeited	(17,324)	19.00
Outstanding at October 1, 2022	288,896	$13.12

Stock Options

The following table represents the Company’s stock option activity during the three fiscal quarters ended October 1, 2022:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding on January 1, 2022	822,886	$19.08
Granted	1,500,149	13.30
Exercised	—	—
Expired	(1,557)	19.00
Forfeited	(240,420)	17.38
Outstanding at October 1, 2022	2,081,058	$15.11	9.15	$—
Vested and expected to vest at October 1, 2022	2,081,058	$15.11	9.15	$—
Options exercisable at October 1, 2022	179,714	19.00	8.26	—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the three fiscal quarters ended October 1, 2022 was $5.56 per share.

14. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net income (loss) attributable to common stockholders	$11,876	$(11,296)	$13,339	$(56,361)
Denominator:
Weighted-average common shares outstanding
Basic	113,171,655	112,153,832	113,521,425	110,121,240
Diluted	113,202,846	112,153,832	114,867,164	110,121,240
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.10)	$0.12	$(0.51)
Diluted	$0.10	$(0.10)	$0.12	$(0.51)

As of October 1, 2022 and December 31, 2021, 113,171,655 and 113,642,487 shares of common stock are issued and outstanding for accounting purposes, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Restricted stock awards	3,842,873	2,952,422	1,280,958	6,813,166
Restricted stock units	212,183	146,398	108,570	84,866
Stock options	1,963,331	—	1,655,462	4,235

15. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI has rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. During the three fiscal quarters ended October 1, 2022 and the year ended December 31, 2021, the Company incurred $0.4 million and $2.1 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of October 1, 2022. As of October 1, 2022 and December 31, 2021, the Company had accounts payable related to BrightAI of $0.8 million and $0.9 million, respectively.

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

There were no management fees incurred by the Company during the fiscal and three fiscal quarters ended October 1, 2022 and October 2, 2021. The Company recognized $0.2 million for the reimbursement of out-of-pocket costs and expenses to the Sponsor and $0.1 million for the reimbursement of out-of-pocket costs and expenses to the Wynnchurch Capital, L.P. during the fiscal quarter and three fiscal quarters ended October 1, 2022. The Company recognized less than $0.1 million for the reimbursement of out-of-pocket costs and expenses to the Sponsor and Wynnchurch Capital, L.P. during three fiscal quarters ended October 2, 2021. As of October 1, 2022, there was $0.2 million outstanding amounts payable to the Sponsor and no outstanding amounts payable to Wynnchurch Capital, L.P. As of December 31, 2021, there were no outstanding amounts payable to the Sponsor and Wynnchurch Capital, L.P.

16. SUBSEQUENT EVENTS

On November 8, 2022, the Company approved a cost reduction plan focused on efforts to improve efficiencies and decrease costs. The plan involves the closure of the Company’s manufacturing facility in Bossier City, Louisiana, and a reduction to the Company’s current workforce. The Company expects to incur charges for employee severance and related costs, as well as fixed asset and facility related expenses, of approximately $2.0 million. These costs will be recognized in the fourth quarter of 2022 and in the first quarter of 2023.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “depend,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different, negatively or positively, from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to secular shifts in consumer demand for swimming pools and spending on outdoor living spaces; slow pace of material conversion from concrete pools to fiberglass pools in the pool industry; general economic conditions and uncertainties affecting markets in which we operate and economic volatility that could adversely impact our business, including the COVID-19 pandemic and inflation; the impact of the war between the Russian Federation and Ukraine, including impact of sanctions imposed by Western governments; changes in access to consumer credit or increases in interest rates impacting consumers’ ability to finance their purchases of pools; the impact of weather on our business; our ability to attract new customers and retain existing customers, including the ability to generate additional potential sales leads for our dealers and the ability to convert leads generated into ultimate sales of products to consumers; our ability to sustain further growth and to manage it effectively; the ability of our suppliers to continue to deliver the quantity or quality of materials sufficient to meet our needs to manufacture our products; the availability and cost of third-party transportation services for our products and raw materials; product quality issues; our ability to successfully defend litigation brought against us; our ability to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and claims of intellectual property and proprietary right infringement, misappropriation or other violation by competitors and third parties; failure to hire and retain qualified employees and personnel; exposure to risks associated with international sales and operations, including foreign currency exchange rates, corruption and instability; security breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; catastrophic events, including war, terrorism and other international conflicts, public health issues or natural catastrophes and accidents; risk of increased regulation of our operations, particularly related to environmental laws; fluctuations in our operating results; inability to compete successfully against current and future competitors; inability to achieve projected savings from our cost reduction initiatives; and other risks, uncertainties and factors set forth in this Quarterly Report on Form 10-Q, including those set forth under section titled “Risk Factors.” These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report on Form 10-Q and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

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

We conduct our business as one operating and reportable segment that designs, manufactures and markets in-ground swimming pools, liners and covers.

Recent Developments

Highlights for the fiscal quarter ended October 1, 2022

●	Increase in net sales of 16.9%, or $27.4 million, to $189.4 million for the fiscal quarter ended October 1, 2022, compared to $162.0 million for the fiscal quarter ended October 2, 2021.
●	Increase in net income of $23.2 million, to $11.9 million for the fiscal quarter ended October 1, 2022, compared to a net loss of $11.3 million for the fiscal quarter ended October 2, 2021, representing an 6.3% net income margin for the fiscal quarter ended October 1, 2022.
●	Increase in Adjusted EBITDA (as defined below) of $6.2 million, to $42.3 million for the fiscal quarter ended October 1, 2022, compared to $36.1 million for the fiscal quarter ended October 2, 2021.

Highlights for the three fiscal quarters ended October 1, 2022

●	Increase in net sales of 19.6%, or $96.2 million, to $587.8 million for the three fiscal quarters ended October 1, 2022, compared to $491.6 million for the three fiscal quarters ended October 2, 2021.
●	Increase in net income of $69.7 million, to $13.3 million for the three fiscal quarters ended October 1, 2022, compared to a net loss of $56.4 million for the three fiscal quarters ended October 2, 2021, representing an 2.3% net income margin for the three fiscal quarters ended October 1, 2022.
●	Increase in Adjusted EBITDA of $26.4 million, to $138.9 million for the three fiscal quarters ended October 1, 2022, compared to $112.5 million for the three fiscal quarters ended October 2, 2021.

Business Update

Market conditions continue to evolve. Our wholesale distribution partners continue to destock packaged pool inventory levels as they service dealer demand through existing supply. This is resulting in continued volume declines in our packaged pool products in the fourth quarter. Additionally, while interest in pool ownership remains strong, some homeowners are taking more time on their purchase decisions and establishing installation dates in light of the current macroeconomic environment. We have responded to these dynamics with immediate actions to reduce our costs.

On November 8, 2022, we approved a cost reduction plan to optimize our production and shift schedules, implement a workforce reduction, and streamline our cover and liner manufacturing footprint with the planned closure of our Bossier City, Louisiana facility in the first quarter of 2023. We expect to incur charges for employee severance and related costs, as well as fixed asset and facility related expenses, of approximately $2.0 million. These costs will be recognized in the fourth quarter of 2022 and the first quarter of 2023. We expect to generate annual operating expense savings of approximately $12.0 million in fiscal 2023 as a result of our cost reduction plan.

Inflation Reduction Act

The Inflation Reduction Act ("IRA") was passed into law on August 16, 2022. Key provisions from the IRA include the implementation of a 15% corporate alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. Enactment of the IRA has not impacted our financial condition, results of operations or cash flows for the period ended October 1, 2022 and we do not expect a material impact on our future results.

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

Results of Operations

Fiscal Quarter Ended October 1, 2022 Compared to Fiscal Quarter Ended October 2, 2021

The following table summarizes our results of operations for the fiscal quarter ended October 1, 2022 and October 2, 2021:

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change %
	October 1, 2022	Sales	October 2, 2021	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$189,398	100.0%	$161,957	100.0%	$27,441	0.0%
Cost of sales	130,521	68.9%	110,965	68.5%	19,556	0.4%
Gross profit	58,877	31.1%	50,992	31.5%	7,885	(0.4)%

Selling, general and administrative expense	26,749	14.1%	48,072	29.7%	(21,323)	(15.6)%
Amortization	7,156	3.8%	5,486	3.4%	1,670	0.4%
Income (loss) from operations	24,972	13.2%	(2,566)	(1.6)%	27,538	14.8%
Other expense (income):
Interest expense	4,264	2.3%	4,271	2.6%	(7)	(0.3)%
Other expense (income), net	1,052	0.5%	(2,538)	(1.5)%	3,590	2.0%
Total other expense, net	5,316	2.8%	1,733	1.1%	3,583	1.7%
Earnings from equity method investment	1,329	0.7%	810	0.5%	519	0.2%
Income (loss) before income taxes	20,985	11.1%	(3,489)	(2.2)%	24,474	13.3%
Income tax expense	9,109	4.8%	7,807	4.8%	1,302	0.0%
Net income (loss)	$11,876	6.3%	$(11,296)	(7.0)%	$23,172	13.3%
Adjusted EBITDA(a)	$42,252	22.3%	$36,107	22.3%	$6,145	0.0%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $189.4 million for the fiscal quarter ended October 1, 2022, compared to $162.0 million for the fiscal quarter ended October 2, 2021. The $27.4 million, or 16.9%, increase in net sales was due to a $27.6 million increase from pricing, partially offset by a $0.2 million decrease from volume. The $27.6 million price increase reflects the impact of pricing actions to address inflation. The $0.2 million volume decrease was largely in packaged pools, which were impacted by continued destocking in the wholesale distribution channel. The increase in total net sales of $27.4 million across our product lines consisted of $18.3 million for in-ground swimming pools, $1.3 million for liners and $7.8 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $130.5 million for the fiscal quarter ended October 1, 2022, compared to $111.0 million for the fiscal quarter ended October 2, 2021. Gross margin decreased by 0.4%, to 31.1% of net sales for the fiscal quarter ended October 1, 2022 compared to 31.5% of net sales for the fiscal quarter ended October 2, 2021. The $19.5 million, or 17.6%, increase in cost of sales was primarily the result of cost inflation, partially offset by a $1.2 million decrease in non-cash stock-based compensation expense. The 0.4% decrease in gross margin was primarily driven by pricing actions that offset inflation, although not at a magnitude to hold gross margins year-over-year, and negative fixed cost leverage, partially offset by benefits from the build of inventory to return to normal lead times.

Selling, General and Administrative Expense

Selling, general and administrative expense was $26.7 million for the fiscal quarter ended October 1, 2022, compared to $48.1 million for the fiscal quarter ended October 2, 2021, and decreased as a percentage of net sales by 15.6%. The $21.4 million, or 44.4%, decrease in selling, general and administrative expense was primarily due to a $19.4 million decrease in non-cash stock-based compensation expense and lower employee incentive accruals.

Amortization

Amortization was $7.2 million for the fiscal quarter ended October 1, 2022, compared to $5.5 million for the fiscal quarter ended October 2, 2021. The $1.7 million, or 30.4%, increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of Trojan Leisure Products, LLC d/b/a Radiant Pools (“Radiant”) in November 2021.

Interest Expense

Interest expense was $4.3 million for the fiscal quarter ended October 1, 2022, compared to $4.3 million for the fiscal quarter ended October 2, 2021. Interest expense remained flat primarily due to an unrealized gain related to the change in fair value of our interest rate swap, offset by an increase in the outstanding balance of long-term debt and higher amortization of deferred financing costs and debt discount for the fiscal quarter ended October 1, 2022.

Other Expense (Income), Net

Other expense (income), net was $1.1 million for the fiscal quarter ended October 1, 2022, compared to ($2.5) million for the fiscal quarter ended October 2, 2021. The $3.6 million increase in other expense was primarily due to a non-recurring $3.9 million gain related to the partial sale of our equity method investment for the fiscal quarter ended October 2, 2021 and a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $1.3 million for the fiscal quarter ended October 1, 2022, compared to $0.8 million for the fiscal quarter ended October 2, 2021, primarily due to the financial performance of Premier Pools & Spa, partially offset by our reduced ownership interest during the fiscal quarter ended October 1, 2022 as compared to the fiscal quarter ended October 2, 2021.

Income Tax Expense

Income tax expense was $9.1 million for the fiscal quarter ended October 1, 2022, compared to $7.8 million for the fiscal quarter ended October 2, 2021. Our effective tax rate was 43.4% for the fiscal quarter ended October 1, 2022, compared to (223.8)% for the fiscal quarter ended October 2, 2021. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended October 1, 2022 and October 2, 2021 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit.

Net Income (Loss)

Net income was $11.9 million for the fiscal quarter ended October 1, 2022, compared to $11.3 million of net loss for the fiscal quarter ended October 2, 2021. The $23.2 million, or 205.1%, increase in net income was primarily due to the factors described above.

Net Income (Loss) Margin

Net income margin was 6.3% for the fiscal quarter ended October 1, 2022, compared to net loss margin of 7.0% for the fiscal quarter ended October 2, 2021. The 13.3% increase in net income margin was due to a $23.2 million increase in net income and a $27.4 million increase in net sales, compared to the fiscal quarter ended October 2, 2021 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $42.3 million for the fiscal quarter ended October 1, 2022, compared to $36.1 million for the fiscal quarter ended October 2, 2021. The $6.2 million, or 17.0%, increase in Adjusted EBITDA was primarily due to the increase in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 22.3% for the fiscal quarter ended October 1, 2022, compared to 22.3% for the fiscal quarter ended October 2, 2021. Adjusted EBITDA margin remained flat primarily due to the factors described above.

Three Fiscal Quarters Ended October 1, 2022 Compared to Three Fiscal Quarters Ended October 2, 2021

The following table summarizes our results of operations for the three fiscal quarters ended October 1, 2022 and October 2, 2021:

	Three Fiscal Quarters Ended
		% of Net		% of Net	Change	Change %
	October 1, 2022	Sales	October 2, 2021	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$587,812	100.0%	$491,592	100.0%	$96,220	0.0%
Cost of sales	390,674	66.5%	329,805	67.1%	60,869	(0.6)%
Gross profit	197,138	33.5%	161,787	32.9%	35,351	0.6%

Selling, general and administrative expense	113,778	19.4%	170,532	34.7%	(56,754)	(15.3)%
Underwriting fees related to offering of common stock	11,437	1.8%	—	—%	11,437	1.8%
Amortization	21,504	3.7%	16,560	3.3%	4,944	0.4%
Income (loss) from operations	50,419	8.6%	(25,305)	(5.1)%	75,724	13.7%
Other expense (income):
Interest expense	9,193	1.6%	20,843	4.2%	(11,650)	(2.6)%
Loss on extinguishment of debt	3,465	0.6%	—	—%	3,465	0.6%
Other expense (income), net	1,614	0.2%	(3,887)	(0.7)%	5,501	0.9%
Total other expense, net	14,272	2.4%	16,956	3.5%	(2,684)	(1.1)%
Earnings from equity method investment	2,591	0.4%	1,808	0.4%	783	0.0%
Income (loss) before income taxes	38,738	6.6%	(40,453)	(8.2)%	79,191	14.8%
Income tax expense	25,399	4.3%	15,908	3.3%	9,491	1.0%
Net income (loss)	$13,339	2.3%	$(56,361)	(11.5)%	$69,700	13.8%
Adjusted EBITDA(a)	$138,867	23.6%	$112,475	22.9%	$26,392	0.7%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $587.8 million for the three fiscal quarters ended October 1, 2022, compared to $491.6 million for three fiscal quarters ended October 2, 2021. The $96.2 million, or 19.6%, increase in net sales was due to a $97.4 million increase from pricing, partially offset by a $1.2 million decrease from volume. The $97.4 million price increase reflects the impact of pricing actions to address inflation. The increase in total net sales of $96.2 million across our product lines consisted of $40.6 million for in-ground swimming pools, $27.1 million for liners and $28.5 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $390.7 million for the three fiscal quarters ended October 1, 2022, compared to $329.8 million for the three fiscal quarters ended October 2, 2021. Gross margin increased by 0.6%, to 33.5% of net sales for the three fiscal quarters ended October 1, 2022 compared to 32.9% of net sales for the three fiscal quarters ended October 2, 2021. The $60.9 million, or 18.5%, increase in cost of sales was primarily the result of cost inflation, partially offset by a $3.8 million decrease in non-cash stock-based compensation expense. The 0.6% increase in gross margin was primarily driven by lower non-cash stock-based compensation expense and benefits from the build of inventory, partially offset by pricing actions that offset inflation, although not at a magnitude to hold gross margins year-over-year.

Selling, General and Administrative Expense

Selling, general and administrative expense was $113.8 million for the three fiscal quarters ended October 1, 2022, compared to $170.5 million for the three fiscal quarters ended October 2, 2021, and decreased as a percentage of net sales by 15.3%. The $56.7 million, or 33.3%, decrease in selling, general and administrative expense was primarily due to a $60.4 million decrease in non-cash stock-based compensation expense, partially offset by a $1.2 million increase in ongoing public company costs, and an increase in insurance and travel related expenses.

Underwriting Fees Related to Offering of Common Stock

Underwriting fees related to our offering of common stock were $11.4 million for the three fiscal quarters ended October 1, 2022, related to the offering that was completed in January 2022.

Amortization

Amortization was $21.5 million for the three fiscal quarters ended October 1, 2022, compared to $16.6 million for the three fiscal quarters ended October 2, 2021. The $4.9 million, or 29.9%, increase in amortization was due to the increase in our definite-lived intangible assets resulting from our acquisition of Radiant in November 2021.

Interest Expense

Interest expense was $9.2 million for the three fiscal quarters ended October 1, 2022, compared to $20.8 million for the three fiscal quarters ended October 2, 2021. The $11.6 million, or 55.9%, decrease in interest expense was primarily due to lower amortization of deferred financing costs and debt discount and a lower effective interest rate due to the refinancing, compared to the three fiscal quarters ended October 2, 2021. In addition, interest expense for the three fiscal quarters ended October 1, 2022 was partially offset by an unrealized gain of $4.2 million related to the change in fair value of our interest rate swap.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.5 million for the three fiscal quarters ended October 1, 2022, compared to none for the three fiscal quarters ended October 2, 2021, as our debt refinancing was completed in February 2022.

Other Expense (Income), Net

Other expense (income), net was $1.6 million for the three fiscal quarters ended October 1, 2022, compared to ($3.9) million for the three fiscal quarters ended October 2, 2021. The $5.5 million increase in other expense was primarily due to a non-recurring $3.9 million gain related to the partial sale of our equity method investment for the three fiscal quarters ended October 2, 2021 and an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $2.6 million for the three fiscal quarters ended October 1, 2022, compared to $1.8 million for the three fiscal quarters ended October 2, 2021, primarily due to the financial performance of Premier Pools & Spa, partially offset by our reduced ownership interest during the three fiscal quarters ended October 1, 2022 as compared to the three fiscal quarters ended October 2, 2021.

Income Tax Expense

Income tax expense was $25.4 million for the three fiscal quarters ended October 1, 2022, compared to $15.9 million for the three fiscal quarters ended October 2, 2021. Our effective tax rate was 65.6% for the three fiscal quarters ended October 1, 2022, compared to (39.3)% for the three fiscal quarters ended October 2, 2021. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the three fiscal quarters ended October 1, 2022 and October 2, 2021 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit.

Net Income (Loss)

Net income was $13.3 million for the three fiscal quarters ended October 1, 2022, compared to $56.4 million of net loss for the three fiscal quarters ended October 2, 2021. The $69.7 million, or 123.7%, increase in net income was primarily due to the factors described above.

Net Income (Loss) Margin

Net income margin was 2.3% for the three fiscal quarters ended October 1, 2022, compared to net loss margin of 11.5% for the three fiscal quarters ended October 2, 2021. The 13.8% increase in net income margin was due to a $69.7 million increase in net income and a $96.2 million increase in net sales, compared to the three fiscal quarters ended October 2, 2021 due to the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $138.9 million for the three fiscal quarters ended October 1, 2022, compared to $112.5 million for the three fiscal quarters ended October 2, 2021. The $26.4 million, or 23.5%, increase in Adjusted EBITDA was primarily due to the increase in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 23.6% for the three fiscal quarters ended October 1, 2022, compared to 22.9% for the three fiscal quarters ended October 2, 2021. The 0.7% increase in Adjusted EBITDA margin was primarily due to a $26.4 million increase in Adjusted EBITDA and a $96.2 million increase in net sales, compared to the three fiscal quarters ended October 2, 2021, as well as the other factors described above.

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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(dollars in thousands)
Net income (loss)	$11,876	$(11,296)	$13,339	$(56,361)
Depreciation and amortization	9,560	8,019	28,834	23,689
Interest expense	4,264	4,271	9,193	20,843
Income tax expense	9,109	7,807	25,399	15,908
Loss on sale and disposal of property and equipment	22	38	146	225
Restructuring charges (a)	287	376	406	783
Stock-based compensation (b)	7,061	27,603	40,415	104,578
Unrealized losses on foreign currency transactions (c)	1,103	1,740	2,817	948
Strategic initiative costs (d)	532	778	3,019	1,154
Acquisition and integration related costs (e)	—	306	257	378
Loss on extinguishment of debt (f)	—	—	3,465	—
Other, net (g)	(39)	(3,535)	140	(3,626)
Underwriting fees related to offering of common stock (h)	—	—	11,437	—
Odessa fire (i)	(1,523)	—	—	—
IPO Costs (j)	—	—	—	3,956
Adjusted EBITDA	$42,252	$36,107	$138,867	$112,475
Net sales	$189,398	$161,957	$587,812	$491,592
Net income (loss) margin	6.3%	(7.0)%	2.3%	(11.5)%
Adjusted EBITDA margin	22.3%	22.3%	23.6%	22.9%

(a) Represents severance and other costs for our executive management changes.

(b) Represents non-cash stock-based compensation expense.

(c) Represents unrealized foreign currency transaction losses associated with our international subsidiaries.

(d) Represents fees paid to external consultants for our strategic initiatives.

(e) Represents acquisition and integration costs primarily related to the acquisition of Radiant, the equity investment in Premier Pools & Spas, as well as other costs related to potential transactions.

(f) Represents the loss on extinguishment of debt in connection with our Refinancing (as defined below).

(g) Other costs consist of other discrete items as determined by management, primarily including (i) fees paid to external advisors for various matters, (ii) non-cash adjustments to record the step-up in the fair value of inventory related to the acquisitions of GL International, LLC and Radiant, which are amortized through cost of sales in the condensed consolidated statements of operations, (iii) gain on sale of equity method investment, and (iv) other items.

(h) Represents underwriting fees related to our offering of common stock that was completed in January 2022.

(i) Represents costs incurred and insurance recoveries related to a production facility fire in Odessa, Texas.

(j) These expenses are primarily composed of legal, accounting and professional fees incurred in connection with our IPO (as defined below) that are not capitalizable, which are included within selling, general and administrative expense.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our New Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and through our term loan and revolving credit facilities (as defined below under “—Our Indebtedness”) and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions we may undertake and any share repurchases we may make. As of October 1, 2022, we had $30.6 million of cash, $313.3 million of outstanding borrowings on the New Term Loan (as defined below) and an additional $75.0 million of availability under our New Revolving Credit Facility, which was undrawn.

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

Our Indebtedness

On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, entered into an agreement (the “New Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million (the “New Revolving Credit Facility”) and a U.S. Dollar senior secured term loan facility (the “New Term Loan Facility”) in an initial principal amount of $325.0 million (the “Refinancing”). On the closing date, proceeds under the agreement were used to repay and replace $294.0 million under, and terminate, the Credit Agreement (as defined below) and for general corporate purposes.

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

As of October 1, 2022 we had no outstanding borrowings under the New Revolving Credit Facility.

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

As of October 1, 2022 we had $313.3 million of outstanding borrowings under the New Term Loan.

As of October 1, 2022, we were in compliance with all covenants under the New Revolving Credit Facility and the New Term Loan.

Prior Revolving Credit Facility

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

Prior Term Loan Facility

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

Share Repurchase Program

On May 10, 2022, we approved a stock repurchase program (the “Repurchase Program”), which authorized us to repurchase up to $100 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. During the three fiscal quarters ended October 1, 2022, we repurchased and concurrently retired 2,026,231 shares of our common stock for an aggregate amount of $15.0 million, pursuant to the Repurchase Program. As of October 1, 2022, approximately $85.0 million remained available for share repurchases pursuant to our Repurchase Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Fiscal Quarters Ended
	October 1, 2022	October 2, 2021

	(in thousands)
Net cash provided by operating activities	$5,236	$29,426
Net cash used in investing activities	(29,362)	(11,966)
Net cash provided by financing activities	12,626	14,323
Effect of exchange rate changes on cash	(1,832)	(224)
Net (decrease) increase in cash	$(13,332)	$31,559

Operating Activities

During the three fiscal quarters ended October 1, 2022, operating activities provided $5.2 million of cash. Net income, after adjustments for non-cash items, provided cash of $105.4 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which used $100.1 million. Net cash used in changes in our operating assets and liabilities for the three fiscal quarters ended October 1, 2022 consisted primarily of a $44.9 million increase in trade receivables, a $59.1 million increase in inventories, a $2.1 million increase in income tax receivable, a $0.4 million increase in other assets, a $0.1 million decrease in accrued expenses and other current liabilities, partially offset by a $2.5 million decrease in prepaid expenses and other current assets, a $3.7 million increase in accounts payable, and a $0.3 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of, and increase in, net sales, and the increase in inventories was primarily due to a strategic decision to carry more inventory, as well as higher costs. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to volume of purchases and timing of payments.

During the three fiscal quarters ended October 2, 2021, operating activities provided $29.4 million of cash. Net income, after adjustments for non-cash items, provided cash of $75.3 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which used $45.9 million. Net cash used in changes in our operating assets and liabilities for the three fiscal quarters ended October 2, 2021 consisted primarily of a $43.1 million increase in trade receivables, a $16.1 million increase in inventories, a $4.8 million increase in prepaid expenses and other current assets, a $1.8 million increase in income tax receivable, and a $0.5 million increase in other assets, partially offset by a $10.6 million increase in accounts payable, a $9.7 million increase in accrued expenses and other current liabilities, and a $0.1 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of and increase in net sales, and the increase in inventories was primarily due to increased production and cost inflation. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to volume of purchases and timing of payments.

Investing Activities

During the three fiscal quarters ended October 1, 2022, investing activities used $29.4 million of cash, primarily consisting of purchases of property and equipment for $29.0 million and the settlement of the net working capital adjustment related to the acquisition of Radiant for $0.4 million. The purchase of property and equipment was primarily to expand capacity for inventory production in order to meet increasing customer demand.

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

Financing Activities

During the three fiscal quarters ended October 1, 2022, financing activities provided $12.6 million of cash, primarily consisting of proceeds from long-term debt borrowings in connection with the Refinancing of $320.1 million, proceeds from the sale of common stock of $257.7 million and borrowings on revolving credit facilities of $25.0 million, partially offset by repayments on long-term debt borrowings of $285.6 million, the repurchase and retirement of common stock of $272.7 million, repayments on revolving credit facility borrowings of $25.0 million, and deferred financing fees paid of $6.9 million.

During the three fiscal quarters ended October 2, 2021, financing activities provided $14.3 million of cash, primarily consisting of proceeds from our initial public offering, completed on April 27, 2021 (the “IPO”), net of underwriting discounts, commissions and offering costs of $399.3 million, proceeds from long-term debt borrowings of $172.8 million and borrowings on the revolving credit facilities of $16.0 million, partially offset by the repurchase and retirement of common stock of $281.6 million, payments on long-term debt borrowings of $164.8 million, dividends to Class A unitholders of $110.0 million, and payments on revolving credit facility borrowings of $16.0 million.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the three fiscal quarters ended October 1, 2022 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transaction. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate some of our transactions in foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. During the three fiscal quarters ended October 1, 2022, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of October 1, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We rely on manufacturers and other suppliers to provide us with the components and raw materials to manufacture our products. The primary raw materials used in our products are polyvinyl chloride (“PVC”) plastic, galvanized steel, fiberglass, aluminum, carbon fiber, Kevlar fiber, various resins, gelcoat, polypropylene fabric and roving. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. We are dependent upon the ability of our suppliers to consistently provide raw materials and components that meet our specifications, quality standards and other applicable criteria. Our suppliers’ failure to provide raw materials and components that meet such criteria on a timely basis could adversely affect production schedules and our product quality, which in turn could materially adversely affect our business, financial condition and results of operations. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, these relationships may not continue or the quantity or quality of materials available from these suppliers may not be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy, and we may not be able to obtain supplies on favorable terms. In the event of a shortage of our raw materials, we may not be able to arrange for alternative sources of such materials on a timely basis or on equally favorable terms. For example, in 2021 and continuing in 2022, we experienced and continue to experience raw material shortages, particularly of resin, which limited our fiberglass pool production and decreased our profitability in 2021 and may impact us similarly in the future. Although we have taken actions to increase and diversify our resin and other raw materials supply base, we may not succeed in procuring sufficient supply of resin and other raw materials that we need, which could result in lost sales and a decline in our profitability.

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

Inflation in the United States began to rise significantly in the second half of the calendar year of 2021 and continued to increase in the first nine months of 2022. This is primarily believed to be the result of the economic impacts from the COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, government stimulus packages, and the war between Russia and Ukraine, among other factors. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. Global supply chain disruptions continue to persist, and may become worse due to the war in Ukraine, the COVID-19 pandemic-related lock-downs in China or for other reasons. We are experiencing inflationary pressures in certain areas of our business, including with respect to prices of our raw materials and employee wages, although, to date, we have been able to offset such pressures, to some extent, through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. In addition, the demand for our products may soften as we continue to increase the prices of our products to offset the inflationary pressure. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, or to continue to grow our sales volumes, our net sales and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

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

A swimming pool is a consumer discretionary purchase. Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In economic downturns such as many are forecasting for the fourth quarter 2022 and continuing throughout 2023, the demand for swimming pools and related products may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. This cyclicality in consumer demand for our products means that the results for any prior period may not be indicative of results for any future period.

In addition, consumer demand for swimming pools is impacted by consumer demand for, and spending on, outdoor living spaces. While we believe consumers have increased spending on outdoor living in recent years, the level of spending could decrease in the future if interest rates continue to rise, access to credit tightens or the economy contracts.

Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition and results of operations. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including, but not limited to the risk of dealer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those dealers’ receivables. Further, a recessionary economic environment could weaken the financial condition of our suppliers potentially leading to shortages of critical raw materials, manufacturing equipment, components and services.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, we approved a stock repurchase program, which authorized us to repurchase up to $100.0 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. As of October 1, 2022, approximately $85.0 million remained available for share repurchases pursuant to the repurchase program. We did not repurchase any shares of our common stock during the fiscal quarter ended October 1, 2022.

Item 5. Other Information

On November 8, 2022, we approved a cost reduction plan to optimize our production and shift schedules, implement a workforce reduction, and streamline our cover and liner manufacturing footprint with the planned closure of our Bossier City, Louisiana facility in the first quarter of 2023.

We expect to incur charges for employee severance and related costs, as well as fixed asset and facility related expenses, of approximately $2.0 million. These costs will be recognized in the fourth quarter of 2022 into the first quarter of 2023. We expect to generate annual operating expense savings of approximately $12.0 million in fiscal 2023 as a result of our cost reduction plan.

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

Date       November 10, 2022

LATHAM GROUP, INC.

/s/ Robert L. Masson II
Robert L. Masson II
Chief Financial Officer
(Principal Financial Officer)