Form 10-K
period 2022-12-31
Latham Group, Inc.
filed 2023-03-07
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 2, 2023, 114,678,263 shares of the registrant’s common stock, $0.0001 par value were outstanding.

The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market on July 1, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $278,454,961. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

We are the largest designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. We hold the #1 position in North America in every product category in which we compete. We believe that we are the most sought-after brand in the pool industry and the only pool company that has established a direct relationship with the homeowner. We are Latham, The Pool CompanyTM.

With an operating history that spans over 65 years, we offer the industry’s broadest portfolio of pools and related products, including in-ground swimming pools, pool liners, and pool covers.

We have a heritage of innovation. In an industry that has traditionally marketed on a business-to-business basis (pool manufacturer to dealer), we pioneered the first “direct-to-homeowner” digital and social marketing strategy that has transformed the homeowner’s purchase journey. Through this marketing strategy, we are able to create demand for our pools and to provide high quality, purchase-ready consumer leads to our dealer partners.

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools, co-branded marketing programs, and in-house training.

Our operations consist of over 2,000 employees across over 30 locations. The broad geographic reach of our manufacturing and distribution network allows us to deliver a fiberglass pool in a cost-effective manner. The full resources of our company are dedicated to designing and manufacturing high-quality pool products, with the homeowner in mind, and to position ourselves as a value-added partner to our dealers.

Industry

We are the leader in the large and growing residential in-ground swimming pool industry. Over the last decade, macroeconomic trends have driven an increase in reinvestment in the home, and we expect that consumers will continue to focus a portion of their rest-and-relaxation spending on exterior living spaces as they look for more ways to spend time outdoors.

Fiberglass pools are underpenetrated in the United States residential in-ground swimming pool market relative to other geographic markets. As a result of material conversion away from legacy pool construction materials, growth in sales of fiberglass pools in the United States is meaningfully outpacing that of the broader in-ground swimming pool market. Despite this growth, fiberglass pools still have significant runway for growth in the United States relative to comparable international markets.

This conversion to fiberglass pools from legacy pool construction materials, such as concrete, is being driven by greater homeowner awareness of the benefits of fiberglass products, including:

●	Lower up-front and lifecycle costs. Fiberglass pools cost less and have lower repair expenses compared to concrete pools.
●	Faster and easier installation. Based on our knowledge of our dealers, we believe fiberglass pools can be installed in as little as two to three days, compared to up to three months for concrete pools.

●	Premium quality and aesthetics. We believe our fiberglass pool offering is the most attractive swimming pool offering on the market. Our special finishing process allows for traction where you need it (such as steps) and a smooth and lustrous finish everywhere else.
●	Less chemicals. The smooth non-porous finish of fiberglass dramatically reduces the need for harsh chemicals to treat the pool. It also allows homeowners to opt for an eye- and skin-friendly saltwater pool, without concern for corrosion.
●	Lifetime warranty. Our fiberglass pools are guaranteed to the original purchaser for a lifetime and do not need to be resurfaced or repainted every eight to ten years like legacy materials.

Pool manufacturers have traditionally marketed to dealers rather than to homeowners. As a result, both manufacturers and homeowners have depended on dealers to educate homeowners and move them through their pool buying journey. The dealership market is highly-fragmented, consisting primarily of small, family-owned businesses. In addition, concrete pool installers face a number of challenges, particularly as a result, we believe, of many skilled tradesmen leaving the industry. Each of these factors, paired with the long-term positive demand trends in the industry, contribute to the supply constraint in the pool market.

Growth and Strategy

Utilize Leading Brand and Digital Assets to Generate Greater Homeowner Lead Volumes

Since 2019, we have increased spending on digital strategies and marketing. Our content-rich digital platform provides homeowners with education and engagement tools that help them to navigate their pool buying journey, including an unrivaled pool visualization experience, informational videos and resources, budget calculators, and a pool expert community consisting of a blog and direct homeowner outreach. The implementation of our new digital strategy has resulted in superior search engine optimization performance. We have boosted leads for our dealers, further strengthening Latham with our dealer base.

Accelerate Fiberglass Material Conversion through Unique Market Positioning

As the leader in the fiberglass pool product category, we are driving the acceleration of material conversion, especially from concrete pools to fiberglass, by educating both homeowners and dealer partners about the superior benefits of fiberglass. Our marketing campaigns and digital platform, including our easy to use interactive website and mobile app, inform homeowners on the benefits of fiberglass, which include lower up-front and total cost of ownership, quicker installation, easier maintenance, and a more convenient buying experience. The Latham Augmented Reality Pool Visualizer app allows homeowners to browse fiberglass models and to select from a variety of options from their mobile device. At “Latham University,” our dealer partners discover firsthand the benefits of fiberglass pools, including the ease and speed of installation. Dealers also learn both basic and advanced fiberglass pool installation techniques.

Secure Additional Strategic Partnerships with Priority Dealers to Gain Share

Our approach as a true business partner with our dealers positions us to take market share in our industry. We have secured exclusivity from many of our top dealer partners, including the nation’s largest franchised dealer network, Premier Pools & Spas. As the only participant with national distribution in the fiberglass pool product category, we intend to continue pursuing strategic partnerships with priority dealers in underpenetrated geographical markets that can help us accelerate our growth.

Grow Industry Capacity by Onboarding and Training New Dealer Partners

We believe that there is a tremendous opportunity to expand the capacity of skilled dealer partners to support overall industry growth and our continued market penetration. As such, we intend to continue to use our leadership position in the industry to educate small business owners currently installing concrete pools, as well as those in related trades, about the economic opportunities available in the fiberglass product category of the pool market. We further intend to onboard, train, and support them with the same emphasis we have placed on our existing dealer partnerships, including our co-branding programs, “Latham University,” and our “Business Excellence” coaching, designed to help them manage their growth. Leveraging our investments and management expertise, we should be able to play a key role in growing the industry’s capacity.

Expand Margins through Mix Shift Towards Fiberglass and Productivity Initiatives

We believe that our consumer-centric marketing and compelling value proposition to our dealer partners will continue to drive long-term growth for our fiberglass pools. We have made significant manufacturing capacity investments not only to support this future growth, but also to continue to deliver the compelling margin profile of our fiberglass pool offering. We believe we can increase our margins significantly as we grow into our capacity investments and our product mix continues to shift towards fiberglass pools. Additionally, we expect that our investments in people, processes, and equipment aimed at enhancing our manufacturing productivity will further expand our margins.

Strategic Acquisitions that Enhance the Latham Platform

The pool industry offers attractive opportunities to utilize strategic acquisitions to drive consolidation and expand our product offering. We have historically used strategic acquisitions to expand our geographic reach within the United States and internationally, enhance our product portfolio, and drive operational efficiencies. We will continue to focus on acquiring high-quality, market-leading businesses with teams, capabilities, and technologies that are complementary to our existing offerings and that enable us to better serve homeowners and dealer partners.

Products

Our residential pool product portfolio is highly complementary and allows us to provide a wide-range of solutions to our homeowners. Our products are recognized by homeowners, dealers, and distributors for their quality, durability, performance, compelling value proposition, ease of installation and diverse style and design options. Over our history, we have leveraged our differentiated portfolio of products, manufacturing capabilities, customer service, and homeowner connectivity to develop a reputation as an innovative and dependable partner to our dealers and distributors. Additionally, the connectivity that we have built with our homeowners has provided us with the insights needed to stay ahead of homeowner demand trends that shape our market. Our broad and compelling product offering, proven ability to serve as a value added partner to our dealers and distributors, and our connectivity with homeowners have been critical in achieving the leading position in every pool product category in which we compete. Below is a summary of our products.

In-ground Swimming Pools

Fiberglass Pools

We believe we are the #1 fiberglass pool manufacturer by volume in North America. Demand for our fiberglass pools is driven by both accelerating material conversion from legacy pool construction materials, especially concrete, and the long-term value, through both lower up-front and lifecycle costs, that our pools deliver to our homeowners. We offer an extensive portfolio of fiberglass pools with customizable features that include unique colors, elaborate finishes, floor mosaics, lighting options, water features, in-floor cleaning, tanning ledges, and spillover spas. Our pools come in a variety of different sizes and are known by homeowners for their premium quality and aesthetics. Our fiberglass pools offer significant cost, installation, and maintenance advantages over traditional concrete pools. Our innovative product portfolio is made up of a carbon fiber, Kevlar, and fiberglass build and is backed by a lifetime warranty to the original purchaser, providing our homeowners with peace of mind and security. Based on our knowledge of our dealers, we believe fiberglass pools can be installed in as little as two to three days, compared to three months for comparable concrete pools.

While we believe that our fiberglass pools are the future of the industry and meet the majority of the market of pools sold, fiberglass pools do have some limitations. Because of shipping considerations, they are subject to certain size limits. Although we offer a broad portfolio of design choices, fiberglass pools can be less customizable than concrete and vinyl. The vinyl packaged pools that Latham sells are similar to concrete pools in terms of flexibility.

Investments in innovation and product development have led to historical growth of our fiberglass pool sales, with increased potential for further growth and margin expansion.

Packaged Pools

We believe that we are also the leader by volume in the custom vinyl pool product category of the North American residential in-ground swimming pool market. Our leadership has been driven by our high-quality product offering, which is fully customizable and allows homeowners to choose from a wide range of colors and features (built-in sun ledges, benches, entry systems, and spillover spas), as well as our best-in-class national distribution network. Our custom vinyl pools are high-quality, and we believe that they are the most aesthetically pleasing on the market. Custom vinyl pools offer the most attractive homeowner economics when compared to any other material, and they can be installed faster and withstand weather better than concrete pools. The wall system for our custom vinyl pools is built of either non-corrosive steel or composite polymer, which provides our dealers with ease of installation.

In November 2021, Latham expanded our product offering and entered the vinyl-lined, aluminum-walled in-ground pool category with our purchase of Radiant Pools. Radiant Pools uses patented technology, derived from aerospace engineering, to make structurally insulated aluminum wall panels, which makes its products a durable and aesthetically pleasing option for homeowners. These pools can be built completely in-ground, semi-in-ground or above ground. Vinyl-lined, aluminum-walled pools are generally more affordable than other in-ground pools, and they offer homeowners a cost efficient way to enjoy the ultimate backyard experience.

Liners

We believe we are the #1 replacement liner manufacturer in the North American residential in-ground swimming pool market, serving a market with large, non-discretionary replacement demand. Vinyl liners are a required component for the interior surface of a vinyl pool and our liners are highly customizable in shape, size, color, and pattern. Vinyl liners typically need to be replaced every eight to ten years. We believe replacement vinyl liners provide us with a significant avenue to stable recurring revenue.

Covers

There are two types of covers in the pool market, automatic safety covers and all-season pool covers. Automatic safety covers operate with a switch and are used in the pool season to cover the pool after a refreshing swim. All-season pool covers generally go on after the swimming season. They protect the pool and its immediate surroundings from debris and weather, and they also provide safety for homeowners and their guests.

We believe that Latham holds the top position in the category for automatic safety covers in North America. Our automatic safety covers provide increased safety, especially for children, and convenience for our homeowners while also driving savings by reducing energy, chemical and cleaning costs, and lowering water evaporation. Additionally, more and more pool owners are buying covers as local building codes push for safer pools. We also offer the most complete automatic safety cover portfolio when compared to our competitors, since our products range in mix from affordable luxury options to premium covers. Additionally, our automatic safety covers are compatible with fiberglass, vinyl, and concrete pools of almost any shape and size, driving homeowner preference for the CoverStarTM brand.

We believe we are the leader in the category for all-season pool covers by volume in North America. Our winterizing mesh and solid covers are used during the off-season, reducing maintenance requirements for our homeowners. While these covers extend the lives of our homeowners’ pools, they typically need to be replaced every eight to ten years, providing us with significant replacement demand. Since our covers can be used for any pool, regardless of materials, shape, or size, we are able to replace covers for both our legacy homeowners and homeowners previously served by smaller, regional players.

Brands

In 2019, we unified our corporate branding and consolidated legacy in-ground swimming pool brands in North America under one banner, Latham. We relaunched our website under the Latham brand in February 2020 and streamlined our go-to-market approach by making the Latham brand the center of our strategy. This enabled us to increase our brand awareness with homeowners and to create the only consumer focused brand in the category. Our literature for dealers, marketing materials, our website, social media, advertising and promotion and our co-branding of dealer premises each reflect the Latham branding. Our sub-brands, which sit under the Latham master brand, include NarellanTM, CoverStarTM, and GLI, among others.

Distribution

Our products are sold through both one-step and two-step business-to-business distribution channels. In our one-step distribution channel, which we exclusively use to sell our fiberglass pools, we sell our products directly to dealers who, in turn, sell our products to homeowners. In our two-step distribution channel, we sell our products to distributors who warehouse our products and sell them to dealers, who ultimately sell our products to homeowners.

In order to strengthen our relationship with our loyal dealer partners, we have implemented our “Latham Grand” dealer program, whereby we have secured exclusivity with over 250 of our largest dealers in North America. Included in this dealer population is the largest franchised dealer network in the United States, Premier Pools & Spas. We also have a strong distribution network with over 450 distributor branch locations that represent our products. Through our significant investment in partnerships with dealers and distributors and our consumer-oriented marketing efforts, we have created both a “push and pull” dynamic for our products in the marketplace.

Our Latham Grand dealers, like all of our dealers, are our customers and not our agents. Our agreements with our Latham Grand dealers provide for various benefits to the dealers, such as early access to customer leads, access to in-store advertising and exterior branding, basic and advanced installation training sessions, a dedicated and customized website landing page, technical support, early access to new models, and other sales support. Latham Grand dealers agree to use us as their exclusive provider of fiberglass pools. Latham Grand dealers also agree, among other things, to receive fiberglass training and to meet annual targets for fiberglass pool installations. Each Latham Grand dealer agrees to operate only in specified territories, and we agree to reasonably consider impacts on the dealer’s market opportunities prior to appointing additional dealers in the same territory. Our agreements with our Latham Grand dealers are generally perpetual and terminable at will by both parties.

Our exclusive supply agreement with Premier Pools & Spas governs the sales of certain of our products to Premier Pools & Spas franchisees. We agree to provide training support, marketing materials and, upon prior written request, on-site field support with respect to the first installation of a product by any franchisee of Premier Pools & Spas. We also agree to provide certain franchisees with an annual allowance for use in marketing activities and marketing co-op funds, subject to certain conditions, and to provide rebates as a percentage of sales to Premier Pools & Spas.

We have long-term relationships with both our dealers and distributors. Our largest distributor, which provides valuable local market support with a network of over 290 locations, accounted for 20.3% of our net sales in 2022, 25.0% of our net sales in 2021, and 22.3% of our net sales in 2020. We have maintained a strong relationship with our largest distributor for over 25 years, as well as with the distributor’s nationwide network of operators, who are responsible for daily operations and purchasing decisions. Our top ten dealer and distributor relationships accounted for 39.4% of our net sales in 2022, 46.0% of our net sales in 2021 and 41.1% of our net sales in 2020.

Manufacturing

We are a global manufacturer based in the United States, delivering quality products with a competitive cost position. Our manufacturing processes require significant capital investment, footprint, expertise, and time to develop. We have continuously invested the capital necessary to expand our manufacturing capacity and to improve our manufacturing processes. We will have sufficient capacity to support our near term growth once we have completed our current multi-year capital plan to invest in our facilities, technologies, and systems. We use our own fleet of trucks and drivers, as well as third-party common carriers to ship our finished products.

In-ground Swimming Pools

The manufacture of fiberglass pools requires highly specialized equipment and a technically skilled workforce. We manufacture fiberglass pools by applying the various layers of materials onto a mold, ending with the fiberglass finish that gives these pools their name. We have a broad and diverse mold portfolio designed to meet customer needs.

We use an eight-layer building process to provide an industry-leading thickness and durability formula for our fiberglass pools. We also use finite element analysis, which is a computerized method for predicting how a product reacts to real-world forces, vibration, heat, fluid flow, and other physical effects. This allows us to model the fiberglass pools that we build to minimize the risk that there are any structural weak points in the design(s). Our use of a flow controlled material delivery system allows us to ensure that we are applying the appropriate mixture of resin and material, and to align the mixture to the temperature and humidity of the local environment of our production plant.

In addition to the technical know-how and equipment, the manufacturing of fiberglass pools requires local and state air permits in each of our manufacturing plants. We have existing air permits to accommodate our current fiberglass manufacturing capacity, and we work with local, state, and federal agencies to increase capacity limits as needed.

Our coast-to-coast network of facilities provides, on average, lower transportation costs and shorter lead times compared to smaller, regional manufacturers in our sector. Over-highway transportation costs of fiberglass pools become increasingly expensive beyond a 400-500 mile radius, a cost that is typically passed to the homeowner. In addition, Latham has our own fleet of delivery vehicles and drivers, who complement our third party distributor partners and provide us with greater surety of timely delivering during the peak building season. Once our fiberglass pools are delivered to their destination, our dealers provide quality installation and support to homeowners.

The manufacture of our custom vinyl pools requires different techniques based on the product type. For our polymer wall vinyl pools, we have a facility that produces all of our polymer panels on structural foam equipment, which requires unique and specialized molds for each panel, as well as a system to inject the resin into the molds. Our highly-engineered plastic molding machines provide us the leading edge capability to mold high-quality structural panels in customized, proprietary shapes. For our steel panel vinyl pools, we have various processes and highly-engineered metal processing machines that have the capability to convert flat coil steel through various steps into panels that have been punched, bent, seamed, welded, and stacked. The use of a multi-head “soft” tooling cartridge allows simple and fast change-over times and high tolerance performance. We also have customized jigs and equipment to produce special sized panels as needed.

We manufacture our steps for pools based on the steel and fiberglass processes described above. We also have a thermoforming machine that produces all of our thermoformed one piece drop-in steps utilizing a wide variety of specialized molds of various shapes and sizes.

Liners

We manufacture a complete line of both sonically and heat welded vinyl pool liners for both above and in-ground swimming pool applications, with what we believe is the most technologically advanced processing of vinyl sonic welding in the industry. We have installed specialized machines across our liner and cover facilities in North America, which has allowed us to gain a significant advantage over the competition. Our Ultra-SeamTM technology provides an industry-leading capability to address seam tear or separation. We have production capacity to support custom liners at or better than the industry standard delivery window, from design to shipment.

Covers

Our automatic safety cover manufacturing facilities cut, sew, and assemble highly engineered motorized safety covers in a build-to-order model at or better than the industry standard delivery window, from design to shipment. Our automatic safety cover business leverages our capabilities around machining, cut/sew, sonic welding, and assembly operations to provide a recessed/concealed covering application for in-ground swimming pool cover products. Our traveling heat welding machine provides an industry-leading seam for durability and finish. Our processing equipment offers tight tolerance and flexible manufacturing with compressed lead times across the various laser cutters, bending, assembly, and test equipment. Our all-season covers are manufactured on the same equipment as our liners.

Sales and Marketing

Traditionally we have relied heavily on a business-to-business model built on strong partnerships with our dealers and distributors to generate awareness of our products. In parallel with our 2020 rebranding, we pivoted to a “direct-to-homeowner” digital and social marketing strategy that puts the consumer at the center of our marketing efforts. Latham’s unique “direct-to-homeowner” marketing strategy is driving a greater understanding of the benefits of owning a pool, specifically a fiberglass pool, and generating significant consumer demand. We have made meaningful, ongoing investments to position Latham as the brand of choice for the homeowner.

Our continued investment in innovation, product quality, and consumer engagement has been a key driver of our sales growth. We are increasingly responsible for our own lead generation, including via our online platform, mobile app, and consumer hotline. This allows us to provide higher quality, purchase-ready leads to our dealer partners. Our new digital platform engages the consumer early in the pool buying process and facilitates the buying journey from inspiration and design to a Latham pool purchase. Our Latham Augmented Reality Pool Visualizer app, along with our website, allow homeowners to re-imagine their outdoor living spaces and directly connects them to a dealer of our choice. For example, our website has visualization tools that allow homeowners to browse through the variety of pool shapes, sizes, colors, patterns, details, and specifications that we offer to choose their pool or their pool liner. Once chosen, homeowners can save the illustrated PDF file and take it to a local dealer to purchase. In addition, our Latham Augmented Reality Pool Visualizer app provides the technology for homeowners to visualize a Latham pool in their own backyard. The interactive nature allows homeowners to compare a variety of pool types and shapes and, when ready, directly contact a dealer without leaving the app.

We maintain a sales organization throughout North America, Australia, and New Zealand that works with dealers and distributors and focuses on increased penetration, dealer growth, and dealer share of wallet. An example of this was the 2020 launch of Latham Grand, a valued-added program that drives dealers toward a 100% exclusive relationship with Latham. Once Latham Grand dealers become exclusive, we invest in them through localized marketing spend, co-branding opportunities, tailored offerings, and priority lead generation. We also provide our dealers with enhanced product literature, in-store display samples, and other initiatives to drive sales. We have directed a significant portion of our advertising spend to digital channels, including social media and search advertising. Our improved digital marketing engine has the ability to strategically target market spend and to generate leads in territories where dealers have capacity, in under-penetrated markets, and in the largest in-ground swimming pool markets.

Through focused demonstrations, education, product training, and other sales support efforts, we are raising the level of professionalism of our dealers to help facilitate higher lead conversion rates and quality installations, thereby driving the consumer demand. We established “Latham University” in Zephyrhills, Florida, where we provide both start-up training and education on fiberglass pool advantages and best practice, sales training, and advanced pool installation to our dealers. Additionally, we provide on-site installation assistance to our new dealer partners on their initial fiberglass pool installation. We recently announced the launch of Measure by Latham ("Measure"), a proprietary advanced AI-powered device that dramatically reduces dealer time and error in measuring swimming pool vinyl liners and safety covers. Measure is an end-to-end solution that will provide dealers with a simple, cost-effective user experience, high-performance measuring accuracy, and a modernized ordering process.

To facilitate the decision to buy, we offer warranties for our products. In addition, to assist consumers in financing their pool purchase, we connect them to specialist pool financing providers with which we partner.

Raw Materials and Suppliers

We utilize a centralized sourcing model that includes a dedicated team of procurement professionals so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model complements our growth to achieve competitive costs and to ensure supply availability. The manufacturing facilities coordinate all material deliveries with respect to volume and timing to ensure proper alignment between consumption and working capital programs. In 2022, we purchased supplies from over 275 suppliers, with 63% of supplies being purchased from our top ten suppliers and 17% of supplies being purchased from our largest supplier.

The primary raw materials used in our products are PVC, galvanized steel, fiberglass, aluminum, Kevlar fiber, carbon fiber, various resins, gelcoat, polypropylene fabric, ceramics, and roving. Our supply agreements with key suppliers are typically negotiated on an annual basis. The cost of the raw materials used in our manufacturing processes has historically varied and has been affected by changes in supply and demand. We have minimal fixed-price contracts with our major vendors. We have not entered into hedges of our raw material costs at this time, but we may choose to enter into such hedges in the future. Prices for spot market purchases are negotiated on a continuous basis in line with current market prices. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Changes in prices of our raw materials have a direct impact on our cost of sales.

We strive to maintain strong and collaborative relationships with our suppliers and believe that the sources for these inputs are well-established, generally available on world markets, and in sufficient quantity. We do not undertake defined purchase agreements requiring fixed commitments or “take or pay” requirements with our suppliers. If one or more suppliers were unable to satisfy our requirements for particular raw materials, we believe alternative sources of supply would be available, although we could experience a disruption to our operations as alternative suppliers are identified and qualified and new supply arrangements are entered into. See “Risk Factors — Risks Related to Our Operations and Industry — We depend on a global network of third-party suppliers to provide components and raw materials essential to the manufacturing of our pools and price increases or deviations in the quantity or quality of the raw materials used to manufacture our products could adversely affect our net sales and operating results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance— Cost and Availability of Materials.”

Competition

We are the leader in the North American in-ground residential swimming pool market, holding the #1 position by volume in each of our product categories. We also operate in New Zealand and Australia, where we hold the #1 position by volume in the fiberglass pools category in both Australia and New Zealand, according to management estimates. We compete with regional and local manufacturers on the basis of a number of considerations, including brand recognition and loyalty, quality, performance, product characteristics, marketing, product development, sales and distribution, and price. We believe we compete favorably with respect to these factors through our differentiated consumer value proposition; brand, breadth, and quality of our product portfolio; national manufacturing footprint in the United States; leading sales force; and large network of dealers.

The main alternative to vinyl and fiberglass pools are concrete pools, which are built in the ground and are constructed by pouring concrete over steel rods to create the shell of the pool. Concrete pools are highly customizable when compared to fiberglass pools (which use a pre-manufactured shell), but they require frequent and more costly maintenance than fiberglass. In contrast to concrete pools, fiberglass pools are subject to shipping limitations and, as a result, their width cannot exceed certain size. Based on our knowledge of our dealers, we believe it takes approximately three months to install a concrete pool. We do not participate in the concrete pool market other than to provide automatic safety covers and all-season covers for concrete pools. We believe that the shift in material from concrete to fiberglass that the North American in-ground swimming pool industry is undergoing will favor our products. See “Risk Factors—Risks Related to Our Operations and Industry—We face competition both from within our industry and from other outdoor living products and if we are not able to compete effectively, our prospects for future success will be jeopardized.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Volume of Products Sold.”

Seasonality

Although we generally have demand for our products throughout the year, our business is seasonal, and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation, and remodeling and repair activities. Calendar years having severe weather also play a role in affecting sales growth, as particularly rainy or cold years tend to slow the volume of sales, including as a result of complicating conditions for pool installations. See “Risk Factors — Risks Related to Our Operations and Industry — Adverse weather conditions could negatively impact our sales, as well as result in significant variability of sales in reporting periods.”

Intellectual Property

We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. In particular, we believe the Latham brand is significant to the success of our business. We also rely on a combination of unpatented proprietary know-how and trade secrets, and to a lesser extent, patents to preserve our position in the market. As we develop technologies and processes that we believe are innovative, we assess the patentability of new intellectual property. In addition, we employ various other methods, including confidentiality and nondisclosure agreements with third parties and employees who have access to trade secrets, to protect our trade secrets and know-how. Our intellectual property rights may be challenged by third parties and may not be effective in excluding competitors from using the same or similar technologies, brands, or works.

Human Capital Resources

As of December 31, 2022, we had 2,198 full-time employees, of whom 230 were based outside of North America. Our workforce is not unionized. We believe we have good relations with our employees.

Our reputation for exceptional quality relies on having exceptional people, so we ensure that our team is rewarded, engaged, and developed to build fulﬁlling careers. We provide competitive employee wages that are appropriate to employee positions, skill levels, experience, knowledge, and geographic location, and we provide additional rewards including incentive plans, bonus plans, and achievement awards. We benchmark our beneﬁts plan annually to ensure our employee value proposition remains competitive and attractive to new talent.

The health and safety of our people is a primary concern for us, so we have implemented a comprehensive health and safety program to manage workplace safety hazards and to protect employees. We provide regular training and competency development to verify and ensure compliance with health and safety procedures and regulations. In the post-pandemic world, we continue to drive community health safety guidelines and best practices for employee wellness gained from our COVID-19 experience.

Diversity, Equity, and Inclusion

Diversity, equity, inclusion, and belonging are fundamental principles in our culture. We are committed to fostering, cultivating, celebrating, and preserving a culture of diversity, equity, inclusion, and belonging among our employees, customers, and suppliers. Latham’s diversity initiatives include, but are not limited to, our practices and policies on recruitment and selection; compensation; benefits plan design; professional development and training; promotions; transfers; internal communications; social and recreational programs; terminations; and both ongoing development of a work environment that encourages and enforces respectful communication, teamwork, work/life balance, and engaging in community efforts that promote a greater understanding and respect for the principles of diversity.

Health, Safety, and Wellness

Our health and safety policies and practices include an employee training and competency development program to train, verify, and encourage compliance with health and safety procedures and regulations annually. We monitor our total recordable incident rate monthly and review workplace injury and claims trends with our carriers monthly to identify areas of focus and opportunities for implementing new programs to protect our employees.

Acquisitions and Partnerships

We have made four acquisitions since 2018: the purchase of certain fiberglass pool manufacturing assets in Seminole, Oklahoma in November 2022; the purchase of Radiant Pools in November 2021, a manufacturer of vinyl-lined and aluminum-walled swimming pools; the purchase of GLI, a vinyl liner and safety cover manufacturer based in Ohio, in October 2020; and the purchase of Narellan, a manufacturer of fiberglass pools in Australia and New Zealand in May 2019. We also made a strategic investment in October 2020 by acquiring a 28% interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools (which was reduced in connection with a partial sale to 20.1% on August 6, 2021). On December 17, 2021, Premier Pools & Spas issued additional non-voting common units. Our ownership interest in Premier Pools & Spas after the issuance of additional non-voting common units is 18.2% while our voting interest remains 20.1%. We anticipate that we will continue to look to grow our portfolio of outdoor living products through further acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Our Performance — Acquisitions and Partnerships.”

Environmental, Health and Safety Laws and Regulations

Our operations and properties are subject to extensive and frequently changing federal, state, and local environmental protection and health and safety laws, regulations, and ordinances. These laws, regulations, and ordinances, among other matters, govern activities and operations that may have adverse environmental effects, such as discharges to air, soil, and water, and establish standards for the handling of hazardous and toxic substances and the handling and disposal of solid and hazardous wastes.

Certain of our operations require environmental, health and safety permits, or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation, or modification under various circumstances. Those requirements obligate us to obtain and maintain permits from one or more governmental agencies in order to conduct our operations. Such permits are typically issued by state agencies, but permits and approvals may also be required from federal or local governmental agencies. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. Compliance with these laws, regulations, permits, and approvals is a significant factor in our business. From time to time, we incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental, health and safety laws, regulations, permits, and approvals. Our failure to comply with applicable environmental, health and safety laws and regulations, or permit or approval requirements, could result in substantial liabilities or civil or criminal fines, penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment, or other actions, such as business disruptions, which could have a material adverse effect on our business, financial condition, or results of operations.

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

We are not aware of any environmental liabilities that would be expected to have a material adverse effect on our business, financial condition, or results of operations. We believe we comply in all material respects with environmental laws and regulations and possess the permits required to operate our manufacturing and other facilities. Our environmental compliance costs in the future will depend, in part, on the nature and extent of our manufacturing activities, regulatory developments and future requirements that cannot presently be predicted.

Environmental, Social, and Governance

To achieve long-term success as a business, we recognize the need to align our business strategy and priorities with the expectations of our stakeholders, and our ambition is to lead our industry towards a more sustainable future. In launching our formal ESG program in 2021, we worked with independent consultants to assess our ESG performance, benchmark our efforts against our competitors, and establish a comprehensive strategy to manage ESG risks and opportunities effectively.

Our management team develops ESG strategy and related goals and policies through an ESG working group, and our ESG program is overseen by our Board of Directors’ Nominating and Corporate Governance Committee. Management has established an ESG working group that is a cross-functional team managing the day-to-day implementation of company initiatives and driving accountability for ESG performance. The working group is focused on measuring our progress in each of the key ESG areas relevant to our business, including environmental, health, and safety; diversity, equity, and inclusion; sustainable products and supply chains; and corporate governance.

We published our inaugural ESG report in the second quarter of 2022, which included information regarding our first materiality assessment undertaken by an independent third party. We intend to publish an annual ESG report to update our stakeholders on our ongoing journey.

Health and Safety Matters

Our health and safety policies and practices include an employee training and competency development program to regularly train, verify, and encourage compliance with health and safety procedures and regulations. We regularly monitor our total recordable incident rate. We employ an environmental, health, and safety team that is responsible for managing, auditing, and executing unified, companywide safety and compliance programs, as well as working directly with site leadership and associates on safety awareness, reports, and preventative measures.

Web Sites and Additional Information

The U. S. Securities and Exchange Commission (“SEC”) maintains an Internet web site at www.sec.gov that contains reports, proxy statements, and other information regarding our Company. In addition, we maintain an Investor Relations web site at https://ir.lathampool.com/. We make available through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. We do not charge any fees to view, print, or access these reports on our web site. The contents of our web site or any other web site referenced are not a part of this report.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,”

“plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under the section of this Annual Report on Form 10-K titled “Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K, or as described on other subsequent reports we file or furnish with the SEC. We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.

These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report on Form 10-K or the date specified herein, and we have based these forward-looking statements on our current expectations and projections about future events and trends. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Item 1A. Risk Factors

You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Annual Report on Form 10-K, or this Annual Report, including our Consolidated Financial Statements and related notes included elsewhere in this Annual Report, before making an investment decision. In addition, past financial performance may not be a reliable indicator of future performance and historical trends may not predict results or trends in future periods. Any of the following risks, individually or collectively, could materially adversely affect our business, financial condition, and results of operations, in which case the trading price of our common stock could decline and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described below. These risks include, but are not limited to, the following:

●	Net sales for our swimming pools and related products is adversely affected by unfavorable economic conditions and trends in consumer spending;
●	inability to sustain further growth in our business;
●	adverse weather conditions impacting our sales, as well as result in significant variability of sales in reporting periods;
●	natural disasters, war, terrorism, public health issues such as the novel coronavirus (“COVID-19”) pandemic or other catastrophic events;
●	our ability to attract, develop and retain highly qualified personnel;
●	inability to attract dealers and distributors to purchase our products, or the loss of our largest customers, since our products are not sold directly to consumers;
●	increases in costs of our raw materials and components and inability to source the quantity or quality of raw materials and components that we need to manufacture our products, including due to the loss of our largest suppliers;
●	inflationary impacts;
●	product quality issues, warranty claims or safety concerns and other claims in the ordinary course of business;
●	competition that we face;
●	failure to meet customer specifications or consumer expectations;
●	our inability to collect accounts receivables from our customers;
●	delays in, or systems disruptions issues caused by, the implementation of our enterprise resource planning system could adversely affect our operations;
●	changes in environmental, health, safety, transportation, and other government regulations;
●	the effects of climate change and the expanding legal and regulatory restrictions intended to address climate change could adversely impact our business;
●	inability to obtain transportation services to deliver our product and to obtain raw materials timely or increases in the cost of transportation;
●	our ability to obtain, maintain and enforce intellectual property protection for our current and future products, and third-party claims against us for violation of their intellectual property;
●	the risks of doing business internationally;
●	cyber security breaches and data leaks, and our dependence on information technology systems; and
●	the other factors set forth under “Risk Factors.”

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

Risks Related to Our Operations and Industry

Net sales of our swimming pools and related products is adversely affected by unfavorable economic conditions and trends in consumer spending, which are impacted by factors outside of our control.

Consumer discretionary spending affects our sales of swimming pools and related products and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In particular, we believe that access to consumer credit is an important factor enabling the purchase of new pools because a significant percentage of consumers finance their pool installations. Tightening consumer credit or increases in interest rates could reduce the number of consumers that obtain financing for pools, which would negatively impact our sales. In economic downturns such as many economists and industry leaders are forecasting for 2023, the demand for swimming pools and related products has declined and we expect that such demand would decline in the future, with the magnitude of such declines often corresponding to the declines in discretionary consumer spending and the growth rate of pool eligible households. In addition, consumer demand for swimming pools is impacted by consumer demand for, and spending on, outdoor living spaces. While we believe consumers have increased relative spending on outdoor living in recent years, such purchases may decrease in the aggregate if there was a decline in consumer discretionary spending.

Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition, and results of operations. In addition, the cyclicality in consumer demand for our products that we do not control increases the risk of making critical business decisions based on our forecasts, and means that the results for any prior period may not be indicative of results for any future period. Further, a recessionary economic environment could weaken the financial condition of our suppliers potentially leading to shortages of critical raw materials, manufacturing equipment, components, and services, and increase the risk of dealer and distributor closures or bankruptcies that could shrink our potential customer base and inhibit our ability to collect on their receivables. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance due to our industry’s alignment with the housing market.

We may be unable to sustain further growth in our business.

Our core strategy for our business is growth, including by contributing to the transformation of the North American residential pool industry by driving and benefiting from material conversion to fiberglass pools, our key product. See “Business — Growth and Strategy.” Although we have generated 13 consecutive years of net sales growth, we may not be able to continue generating net sales growth in the future. While we believe interest in pool ownership remains strong, recently, homeowners have been taking more time on their purchase decisions and establishing installation dates in light of the current macroeconomic environment. Further, to achieve our growth plans, we have made and expect to continue to make significant investments in our employees, technology, marketing, research and development, manufacturing capacity and strategic investments and acquisitions. While we believe that our fiberglass pools are the future of the industry and meet the majority of the market of pools sold, fiberglass pools do have some limitations. Due to shipping considerations, they are subject to certain size limits. Although we offer a broad portfolio of design choices, fiberglass pools can be less customizable than concrete and vinyl. Our failure to implement our growth strategy in a cost-effective and timely manner could result in underutilized assets and higher operating costs, and otherwise could have an adverse effect on our business, financial condition, and results of operations.

Adverse weather conditions could negatively impact our sales, as well as result in significant variability of sales in reporting periods.

Given the nature of our business, weather is one of the principal external factors affecting our business, and the impact of bad weather is further exacerbated by the seasonality of our business. Adverse weather can interfere with ordinary transportation of our products and installation and cause a resulting delay, or if such delay is prolonged may lead to a cancelled order. The second and third quarters of the year, which correspond to the spring and summer months in the United States, represent the peak months of swimming pool use and pool installation and maintenance. Unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. In addition, unseasonably cool weather or extraordinary rainfall during the peak season can have an adverse impact on demand due to decreased swimming pool use and installation.

Due to such seasonality, our net sales are significantly stronger in the second and third quarters each year, and are moderated in the first and fourth quarters. Further, adverse weather conditions can cause the timing of sales and cash flows can shift significantly between quarterly and annual reporting periods and therefore significantly impact the meaningfulness of period-to-period comparisons of financial and operating results.

Natural disasters, war, terrorism, public health issues such as the COVID-19 pandemic, or other catastrophic events could adversely affect our business. financial condition and results of operations.

Our operations and financial results have been, and may be in the future, adversely impacted by local, regional, national or global catastrophic events or extraordinary circumstances, such as natural or environmental disasters, public health issues such as the COVID-19 pandemic, and other serious disruption to our facilities due to fire, flood, earthquake, acts of terrorism, civil insurrection or social unrest. Any such event could disrupt our supply chain, our ability to manufacture and deliver our products, and our dealers’ and distributors’ ability to install our products, as well as adversely impact customer demand of our products. Further, such event could have macro implications, such as adversely impacting consumer discretionary spending, causing geopolitical uncertainty, and resulting in a macroeconomic downturn and disruption in the financial markets. Given the seasonality inherent in our business, the impact of such events or circumstances on our business would be particularly severe if the timing coincides with the peak months of swimming pool use and pool installation and maintenance. Our response and response of other impacted persons to any such event may result in an increase in our operating costs and require significant management resources, and we could incur impairment expense for any impacted assets. The direct and indirect impacts of such catastrophic event or extraordinary circumstances also could heighten many of the other risks described in this Annual Report, and any of these impacts could adversely affect our business, financial condition, and results of operations.

The ongoing war between Russia and Ukraine could adversely affect our operations, and related sanctions and other actions that have been or may be enacted by the United States, the European Union, or other governing entities could adversely affect our business, our business partners, our suppliers, and our customers. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we continue to monitor any adverse impact that such events may have on the global economy in general, on our business and operations and on the businesses and operations of our business partners, suppliers and customers.

We depend on our ability to attract, develop, and retain highly qualified personnel.

Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team, as well as our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. In particular, we rely on a technically skilled workforce to operate the specialized equipment required to manufacture fiberglass pools. Competition for these individuals in our manufacturing markets is intense and supply is limited, in particular due to significant voluntary resignations across industries since the onset of the COVID-19 pandemic. Since we operate in a competitive labor market, there is a risk that market increases in compensation could have an adverse effect on our business and operating costs. We may not succeed in identifying, attracting, or retaining qualified personnel on a cost-effective basis. The loss or interruption of services of any of our key personnel, inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and results of operations.

In November 2022, we approved a cost reduction plan to optimize our production and shift schedules, implement a workforce reduction, and streamline our cover and liner manufacturing footprint with the closure of our Bossier City, Louisiana facility in the first quarter of 2023. Such actions may adversely impact our ability to attract and retain qualified personnel in the future.

Our products are sold to other businesses for resale to consumers, and inability to attract dealers and distributors to purchase our products or the loss of our largest customers could adversely affect our business, financial condition, and results of operations.

We sell all of our products to key channel partners, dealers and distributors, who resell the products to consumers and other dealers, respectively. Some of our customers also sell our competitors’ products. The customers’ success in reselling our products to consumers is a key driver of our net sales. Our agreements for exclusivity with customers generally are terminable at will by either party. During periods of strong growth, we have had to terminate relationships with certain customers to ensure we could satisfy the demand of our leading customers. During periods of slower growth, such as we expect in 2023, we are looking to develop relationships with new customers to expand our growth opportunities. If we are unable to attract or retain successful customers on a cost-effective basis, our business, financial condition, and results of operations may be materially adversely affected.

Our customers generally are not contractually obligated to purchase from us. They make purchase decisions based on a combination of brand, product quality, consumer demand, customer service performance, price, and other factors. In 2022, we experienced volume declines in our packaged pool products as our wholesale distribution partners destocked packaged pool inventory levels as they serviced dealer demand through existing supply, and we expect this to continue into 2023. Changes in our customers’ strategies may adversely affect our sales. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Finally, our customers may default on their obligations to us.

These risks are heightened with respect to our largest customer, which accounted for 20.3% of our net sales in 2022, and our top ten dealers and distributors, which accounted for 39.4% of our net sales in 2022. A reduction in sales to our customers, particularly the loss of, or a reduction in sales to, our largest customers, could have a material adverse effect on our business, financial condition, and results of operations.

We depend on a global network of third-party suppliers to provide components and raw materials essential to the manufacturing of our pools and price increases or deviations in the quantity or quality of the raw materials used to manufacture our products could adversely affect our net sales and operating results.

We rely on manufacturers and other suppliers to provide us with the components and raw materials to manufacture our products. The primary raw materials used in our products are polyvinyl chloride (“PVC”) plastic, galvanized steel, fiberglass, aluminum, carbon fiber, Kevlar fiber, various resins, gelcoat, polypropylene fabric, and roving.

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

Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. We are dependent upon the ability of our suppliers to consistently provide raw materials and components that meet our specifications, quality standards and other applicable criteria. Our suppliers’ failure to provide raw materials and components that meet such criteria on a timely basis could adversely affect production schedules and our product quality, which in turn could materially adversely affect our business, financial condition, and results of operations. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, these relationships may not continue or the quantity or quality of materials available from these suppliers may not be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy, and we may not be able to obtain supplies on favorable terms. In the event of a shortage of our raw materials, we may not be able to arrange for alternative sources of such materials on a timely basis or on equally favorable terms. For example, in 2021 and the first half of 2022, we experienced raw material shortages, particularly of resin, which limited our fiberglass pool production and decreased our profitability and raw material shortages may impact us similarly in the future. Although we have taken actions to increase and diversify our resin and other raw materials supply base, we may not succeed in procuring sufficient supply of resin and other raw materials that we need on a timely basis or at all, which could result in lost sales and a decline in our profitability.

The foregoing risks are heightened with respect to our largest supplier, which accounted for 17% of our purchased supplies in 2022, and our top ten suppliers, which accounted for 63% of our purchased supplies in 2022.

Inflation could adversely impact our financial condition and results of operations.

Inflation in the United States began to rise significantly in the second half of the calendar year of 2021 and continued to increase in 2022. For instance, global supply chain disruptions have resulted in shortages in materials and services, which has led to inflationary cost increases for labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. Global supply chain disruptions continue to persist, and may become worse due to the war in Ukraine, the COVID-19 pandemic-related lock-downs in China or for other reasons. We are experiencing inflationary pressures in certain areas of our business, including with respect to prices of our raw materials and employee wages, although, to date, we have been able to offset such pressures, to some extent, through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. In addition, the demand for our products may soften as we continue to increase the prices of our products to offset the inflationary pressure. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, or to continue to grow our sales volumes, our net sales and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

Product quality, warranty claims or safety concerns and other claims in the ordinary course of business could negatively impact our sales, lead to increased costs, and expose us to litigation. Other litigation and regulatory matters incidental to our business also may adversely impact our business and financial results.

Product quality issues could negatively impact consumer confidence in our brands and our business. If our product offerings do not meet applicable legal standards or consumers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial, and reputational risks, as well as governmental enforcement actions. Since we provide various warranties on our products, generally ranging from five years to lifetime warranties, we become liable for warranty obligations should problems arise. Warranty obligations in excess of our reserves could have a material adverse effect on our financial condition and results of operations. Actual, potential, or perceived product safety concerns, including health-related concerns, could expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities.

We are also involved or may be involved in various disputes, litigation, and regulatory matters incidental to and in the ordinary course of our business, including employment matters, personal injury claims, intellectual property disputes, commercial disputes, government compliance matters, environmental matters, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such matters as they arise. While the impact of this litigation has been or may be immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition, or results of operations in the future.

We face competition both from within our industry and from other outdoor living products and if we are not able to compete effectively, our prospects for future success will be jeopardized.

Within our industry, we directly compete against various regional and local pool manufacturing companies. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary outdoor living products, such as decks and patios, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. Given the density and demand for pools, some geographic markets that we serve tend to have a higher concentration of competitors than others, particularly California, Texas, Florida, Arizona, and Australia. In addition, new competitors may emerge.

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

Our failure to meet customer specifications or consumer expectations could result in lost sales, increased expenses, negative publicity, claims for damages and harm to our brand and reputation.

A failure or inability by us to meet customer specifications or consumer expectations could damage our reputation and adversely affect our ability to attract new business and result in delayed or lost sales. One of our growth strategies is the use of consumer-focused branding for our products to grow our sales. We have significantly increased our spending on digital strategies and marketing since 2019, and we are increasingly responsible for our own lead generation. Our ability to create, maintain, enhance, and protect our brand image and reputation and consumers’ connection to our brand depends in part on our design and marketing efforts, including our increasing reliance on social media and online dissemination of consumer advertising campaigns. Negative publicity or product quality issues, whether real or perceived, could tarnish our reputation and our brand image. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations. In addition, any failure to meet customer specifications could result in reduced net sales and income.

Our inability to collect accounts receivables from our customers may adversely impact our cash flows and our ability to reduce our debt.

We extend credit to our customers, and we generally do not require collateral to secure these extensions of credit. A significant portion of our accounts receivables are typically concentrated within a relatively small number of customers. The financial health of many of our customers is affected by changes in the economy. The effects of any protracted or severe economic declines may cause our customers to be unable to satisfy their payment obligations, including with us. While we have procedures to monitor and limit exposure to credit risk on our accounts receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, and our financial condition and results of operations could be materially and adversely affected if our credit losses significantly exceed our estimates.

Delays in, or systems disruptions issues caused by, the implementation of our new enterprise resource planning system could adversely affect our operations and results of operations.

We have begun the multi-year implementation of a new enterprise resource planning system. This project has required and will continue to require significant capital and human resources, the re-engineering of many processes of our business, and the attention of our management and other personnel who would otherwise be focused on other aspects of our business. The implementation may be more expensive and take longer to fully implement than we originally plan, resulting in increased capital investment, higher fees, and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented, and, as such, it will be difficult for us to estimate the ultimate costs and schedules. The implementation may also cause complications to ongoing operations, result in material weaknesses to our internal control framework, increase regulatory compliance risks, and impact our ability to process transactions efficiently, all of which may have a material adverse effect on our business and results of operations.

The nature of our business subjects us to compliance with employment, environmental, health, transportation, safety, anti-corruption, trade, and other governmental regulations.

We are subject to regulation under federal, state, local and international employment, environmental, health, transportation, and safety requirements, which govern such things as the manufacture of fiberglass pools, which is our key product. These laws regulate, among other things, air emissions, the discharge or release of materials into the environment, the handling and disposal of wastes, remediation of contaminated sites, worker health and safety and the impact of products on human health and safety and the environment. These laws also require us to obtain and maintain certificates, registrations, licenses, permits, and other regulatory approvals in order to conduct regulated activities, including the construction and operation of our facilities. Our products must also comply with local, state, and international building codes and safety rules and regulations. Further, we are subject to anti-corruption, anti-bribery, antitrust and other similar laws. For example, we have employees and engage with suppliers and customers in many countries with different legal systems, customs and contract laws and regulations, which expose us to risks associated with the United States Foreign Corrupt Practices Act and local anti-corruption and anti-bribery laws and regulations.

Failure to comply with these laws and regulations by us, our employees, our dealers and distributors and other business partners, including failure to obtain and maintain all required certificates, registrations, licenses, permits, and other regulatory approvals, may result in investigations, the assessment of administrative, civil and criminal fines, damages, delays, seizures, disgorgements, penalties or the imposition of injunctive relief. In particular, spills or other releases of regulated substances could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations. Under certain of such laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. Moreover, compliance with such laws and regulations in the future could prove to be costly. Although we presently do not expect to incur any capital or other expenditures relating to regulatory matters in amounts that may be material to us, we may be required to make such expenditures in the future. These laws and regulations have changed substantially and rapidly and we anticipate that there will be continuing changes, which may require us to incur costs to maintain our business.

The clear trend in environmental, health, transportation and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as emission of air pollutants as well as soil and ground water contaminants. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. Our attempts to anticipate future regulatory requirements that might be imposed and our plans to remain in compliance with changing regulations and to minimize the costs of such compliance may not be as effective as we anticipate.

The effects of climate change and the expanding legal and regulatory restrictions intended to address climate change could adversely impact our business and results of operations.

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns and an increase in the frequency, duration, and severity of natural disasters. Such climate change may impair our production capabilities, disrupt our supply chain, or impact demand for our products. Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Broad rules and regulations have been proposed by the SEC for adoption in 2023 requiring increased climate change-related disclosure in future filings, which may require us to incur significant compliance costs and could increase liability and reputational risks. Additionally, drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions, and such restrictions could result in decreased pool installations and negatively impact our sales. Further, increased energy or compliance costs and expenses as a result thereof may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products.

The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. If we fail to achieve or improperly report on our progress toward achieving our goals and commitments to reduce our carbon footprint or in environmental and sustainability programs and initiatives, the results could have an adverse impact on our business and results of operations.

We depend on third parties for transportation services to some extent, and the lack of availability of and/or increases in the cost of transportation could have a material adverse effect on our business and results of operations.

Our business depends on the transportation of both finished goods to our customers and the transportation of raw materials to us primarily through the use of flatbed trucks and rail transportation. We rely partially on third parties for transportation of these items. The availability of these transportation services is subject to various risks, some of which we have recently incurred due to macroeconomic and inflationary conditions, including those associated with supply shortages, change in fuel prices, work stoppages, operating hazards, and interstate transportation regulations. In particular, a significant portion of our finished goods is transported by flatbed trucks, which are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations based on market conditions and the price of fuel.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, which accounted for 19.7% of our net sales in 2022 and a significant portion of our purchased supplies, expose us to certain additional risks, including:

●	difficulty in staffing international subsidiary operations and increased costs of managing international operations;
●	different political, economic, and regulatory conditions;
●	local laws and customs;
●	violations of anti-bribery and anti-corruption laws, such as the United States Foreign Corrupt Practices Act;
●	violations of economic sanctions laws, such as the regulations enforced by the U.S. Department of The Treasury’s Office of Foreign Assets Control;
●	tariffs and other import/export trade restrictions;
●	currency fluctuations;
●	limitations on our ability to enforce legal rights and remedies with third parties or partners outside the United States;
●	foreign investment and cash repatriation regulations;
●	adverse tax consequences; and
●	dependence on other economies.

For foreign-sourced products, we may be subject to certain trade restrictions that would prevent us from obtaining products. There is also a greater risk that we may not be able to access products in a timely and efficient manner. Fluctuations in other factors relating to international trade, such as tariffs, transportation costs and inflation are additional risks for our international operations. Our failure to manage any of these risks could adversely affect our international operations and our financial results.

We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, financial reporting, collections, and cost management. Our ability to operate effectively on a day-to-day basis and accurately report our financial and operating results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption by fire, natural disasters, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events.

Exposure to various types of cyber-attacks such as malware, computer viruses, worms or other malicious acts, as well as human error, also could potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which were material to our operations or financial results in 2022. It is possible that cyber attackers might compromise our security measures and obtain the personal and/or confidential information of the customers, employees, and suppliers that we hold or our business information. Cyber-attacks are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and may not immediately produce signs of intrusion. Moreover, such cyber-attacks may disrupt access to our and/or our suppliers’ networks and systems. Such disruptions could result in delays or cancellations of customer orders or delays or interruptions in the shipment of orders. In addition, cyber-attacks may cause us to incur significant remediation costs, result in delays, disruptions to key business operations, or divert attention of management and key information technology resources. With more employees working remotely, there may be increased opportunities for unauthorized access and cyber-attacks. Further, the United States government has warned of the potential risk of Russian cyber-attacks stemming from the ongoing Russian-Ukraine conflict. These cyber-incidents could also subject us to liability, expose us to significant expense, and cause significant harm to our reputation and our business.

Third-party service providers, such as distributors, subcontractors, vendors, and data processors have access to certain portions of our data. In the event that these service providers do not appropriately protect our data, the result could be a security breach or loss of our data. Any such loss of data by our third-party service providers could have a material adverse impact on our business and results of operations. Moreover, an employee, contractor or third party with whom we work or to whom we outsource business operations may fail to monitor their or our systems effectively, may fail to maintain appropriate safeguards, may misuse the personal and/or confidential information to which they have access, may attempt to circumvent our security measures, may purposefully or inadvertently allow unauthorized access to our or their systems or to personal and/or confidential information or may otherwise disrupt our business operations. We and our customers could suffer harm if valuable business data or employee, customer and other proprietary information were corrupted, lost, or accessed or misappropriated by third parties due to a security failure in our systems or those of our suppliers or service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability.

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

We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.

We receive, store and process personal information and other customer information, or personal information and other data from and about our customers, prospective customers, our employees, applicants for employment and other individuals with whom we do business. There are numerous laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. For example, the California Consumer Privacy Act ("CCPA"), which became effective on January 1, 2020, established a new privacy framework for covered businesses. In November 2021, California voters passed Proposition 24, also known as the California Privacy Rights Act ("CPRA"), which amends and expands the CCPA effective January 1, 2023. The CCPA and CPRA provide new and enhanced data privacy rights to California residents, such as giving California consumers and employees the right to access and/or delete their personal information, affording consumers and employees the right to opt out of certain sales of personal information as well as sharing for cross context behavioral advertising, and prohibiting covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA/CPRA rights. The CPRA bolstered the requirements for agreements that cover the exchange of data and established the California Privacy Protection Agency, which is responsible for enforcement activities, rulemaking, and public awareness related to privacy and data protection. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act and the Controlling the Assault of Non-Solicited Pornography And Marketing Act, and similar state consumer protection laws.

We generally seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

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

Our growth in part has been due to strategic acquisitions and partnerships, and we continuously evaluate and may in the future enter into additional strategic transactions. Any such transaction could happen at any time, be material to our business and take any number of forms, including, for example, an acquisition, merger, sale of certain of our assets, refinancing, or other recapitalization or material strategic transaction. Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters.

Our growth in part has been due to strategic acquisitions and partnerships, and such strategic transactions continue to be part of our growth plan in the future. The success of potential acquisitions or mergers will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing business, including the acquisitions of Radiant in November 2021 and GLI in October 2020 and the purchase of equity interests in Premier Pools & Spas in October 2020 (our ownership interest is 18.2% and our voting interest is 20.1%). Even if we are successful in integrating acquired businesses, these integrations may not result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. We may have difficulty implementing systems of internal controls in acquired businesses or equity investees that may not have such systems in place, or merging different accounting and financial reporting systems with ours. In addition, acquired businesses may have unanticipated liabilities or contingencies.

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

If we complete an acquisition, merger, sale of certain assets, refinancing, recapitalization, or material strategic transaction, we may require additional financing that could result in an increase in the aggregate amount and/or cost of our debt. The aggregate principal amount of our debt that we may issue may be significant. Moreover, the terms of any debt financing may be expensive.

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition, and results of operations.

The current U.S. administration has signaled support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. For example, the United States has increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel imports pursuant to Section 232 of the Trade Expansion Act of 1962. These tariffs could result in interruptions in the supply chain and impact costs and our gross margins. We procure certain raw materials we use in the manufacturing of our products directly or indirectly from outside of the United States. The imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of raw materials, which could hurt our competitive position and adversely impact our business, financial condition, and results of operations. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating results could be materially adversely affected.

Our insurance coverage may be inadequate to protect against the potential hazards inherent to our business.

We maintain property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from interruptions in our production capability or product liability claims relating to the products we manufacture. Premiums and deductibles for some of our insurance policies have been increasing and may, in the future, increase substantially. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. Our insurers could also deny coverage for claims. In addition, we self-insure health benefits, and although we have a stop-loss policy in place to limit exposure, we may be adversely impacted by unfavorable claims experience. If the number or severity of health claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. Our future health claims expense might exceed historical levels, which could reduce our earnings. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed or for which we self-insure, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2022, we have $322.6 million face value of indebtedness in the form of the New Term Loan outstanding under the New Credit Agreement and $75.0 million of availability under the New Revolving Credit Facility under the New Credit Agreement (each as defined below). Our obligations under the New Credit Agreement are secured by substantially all of our and our subsidiaries’ assets. Subject to the limits contained in the New Credit Agreement, we may be able to incur substantial additional debt from time to time to finance capital expenditures, investments, acquisitions, or for other purposes. If we do incur substantial additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of indebtedness could have important consequences, including:

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

In addition, the financial and other covenants we agreed to in the New Credit Agreement may limit our ability to incur additional indebtedness, make investments, and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.

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

No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing. In addition, the New Credit Agreement contains restrictive covenants that limit our subsidiaries from making dividend payments, loans, or advances to the Company, unless certain conditions are met. Our failure to comply with such covenants may result in default, which could result in the acceleration of all our debt.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been volatile, and you may not be able to resell our common stock at or above the price you paid.

Since our IPO in April 2021, our stock price has been highly volatile. Such volatility may continue in response to various factors, some of which are beyond our control, including:

●	a slowdown in the housing market or the general economy;
●	U.S. and international regulatory, political, and economic factors unrelated to our performance;
●	market conditions in the broader stock market;
●	actual or anticipated quarterly or annual variations in our results of operations from those of our competitors;

●	actual or anticipated changes in our growth rate relative to our competitors;
●	changes in net sales or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
●	fluctuations in the values of companies perceived by investors to be comparable to us;
●	competition from existing technologies and products or new technologies and products that may emerge;
●	developments with respect to intellectual property rights;
●	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including the impacts if we are no longer a controlled company;
●	our commencement of, or involvement in, litigation or governmental investigations;
●	additions or departures of key management or technical personnel;
●	changes in governmental regulations applicable to the market we serve;
●	guidance, if any, that we may provide to the public, any changes in this guidance or our failure to meet this guidance;
●	tax developments;
●	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;
●	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	default under agreements governing our indebtedness;
●	exchange rate fluctuations;
●	other events or factors, including those from natural disasters, war, acts of terrorism or responses to these events; and
●	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

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

Pamplona Capital Partners V, L.P., an investment fund (the “Pamplona Fund”) managed by affiliates of Pamplona Capital Management, LLC (together with its respective subsidiaries and affiliates, “Pamplona”) and Wynnchurch Capital Partners IV, L.P. (“Wynnchurch IV”) and WC Partners Executive IV, L. P. (“WC Executive”) (collectively, the “Wynnchurch Funds”) managed by affiliates of Wynnchurch Capital, L.P. (together with its respective subsidiaries and affiliates, “Wynnchurch”) are currently our majority stockholders (the “Principal Stockholders”). Affiliates of our Principal Stockholders together own approximately 47.0% of the outstanding shares of our common stock as of March 2, 2023. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

●	the election and removal of directors and the size of our board of directors;
●	any amendment of our articles of incorporation or bylaws; or
●	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

In addition, Pamplona has certain board nomination rights that will enable it to exercise substantial control over all corporate actions. Pamplona has the right to nominate to our board of directors a number of designees on a sliding scale depending on Pamplona’s affiliates’ ownership of our common stock, ranging from Pamplona being able to nominate at least a majority of the total number of directors so long as its affiliates beneficially own at least 50% of the shares of our common stock to Pamplona being able to nominate at least 10% of the total number of directors as long as its affiliates beneficially own at least 5%.

Moreover, ownership of our shares by affiliates of our Principal Stockholders may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder. For example, the concentration of ownership held by our Principal Stockholders could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. In addition, our Principal Stockholders are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Many of the companies in which our Principal Stockholders invest are franchisors and may compete with us for access to suitable locations, experienced management, and qualified and well-capitalized franchisees. Our Principal Stockholders may acquire or seek to acquire assets complementary to our business that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue, and as a result, the interests of our Principal Stockholders may not coincide with the interests of our other stockholders. So long as our Principal Stockholders continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, our Principal Stockholders will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

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

Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members, or partners, have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our board of directors consists of nine members, six of whom are our Principal Stockholders’ directors. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by one of our Principal Stockholders to itself or its affiliated funds, the portfolio companies owned by such funds or any affiliates of a Principal Stockholder instead of to us. A description of our obligations related to corporate opportunities under our certificate of incorporation are more fully described in “Description of Capital Stock — Anti-Takeover Effects of Our Certificate of Incorporation and Bylaws and Certain Provisions of Delaware Law — Conflicts of Interest.”

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

We are a holding company and rely on dividends, distributions and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or of our certificate of incorporation or our bylaws or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. However, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. The forum selection provisions in our certificate of incorporation also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We recognize that the forum selection clause in our certificate of incorporation may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in our certificate of incorporation may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. However, the enforceability of similar forum provisions (including exclusive federal forum provisions for actions, suits or proceedings asserting a cause of action arising under the Securities Act) in other companies’ organizational documents has been challenged in legal proceedings and there is uncertainty as to whether courts would enforce the exclusive forum provisions in our certificate of incorporation. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our headquarters are in Latham, New York. We have manufacturing and storage facilities in the United States, Canada, New Zealand, and Australia. We believe our facilities are adequate and suitable for our current needs.

			Ownership
Location	Purpose	Size (Sq. ft.)	(owned or leased)
Melbourne, Australia	Storage facility and office	6,243	Leased
Picton, Australia	Fiberglass facility	49,514	Leased
Picton, Australia	Storage	115,174(1)	Leased
Sydney, Australia	Office	6,889	Leased
Yalta, Australia	Fiberglass facility	32,292	Leased
Ajax, Canada	Fiberglass steps	25,641	Leased
Brantford, Canada	Liners, steel panels and covers facility	113,360	Leased
Kingston, Canada	Fiberglass facility	2,700	Leased
Terrebonne, Canada	Warehouse/distribution	35,000	Leased
Hamilton, New Zealand	Fiberglass facility	21,528	Leased
Hamilton, New Zealand	Mold building facility	10,764	Leased
Williams, California	Fiberglass facility	67,734	Leased
Zephyrhills, Florida	Fiberglass facility	42,000	Leased
Suwanee, Georgia	Liners and covers facility	84,466	Leased
Fort Wayne, Indiana	Liners, kits and covers facility	161,000	Leased
Plainfield, Indiana	Automatic safety covers facility	99,288	Leased
De Witt, Iowa	Fiberglass facility	40,000	Leased
Bossier City, Louisiana	Liners and covers facility	47,334(2)	Leased
Breaux Bridge, Louisiana	Fiberglass facility	22,463	Leased
Albany, New York	Aluminum kit facility	86,000	Leased
Albany, New York	Warehouse	7,650	Leased
Latham, New York	Headquarters, polymer panels and thermoformed steps facility	97,000	Owned
Queensbury, New York	Fiberglass depot	82,550	Leased
Scotia, New York	Liners and covers facility	122,543	Leased
Powells Point, North Carolina	Fiberglass depot	1,200	Leased
Rockingham, North Carolina	Fiberglass facility	45,330	Owned
Youngstown, Ohio	Warehouse — finished products	105,000	Leased
Youngstown, Ohio	Warehouse — raw materials	86,812	Leased
Youngstown, Ohio	Liners and covers facility	16,992	Leased
Seminole, Oklahoma	Fiberglass facility	17,956	Owned
Fayetteville, Tennessee	Fiberglass facility	58,631	Owned
Odessa, Texas	Fiberglass facility	33,500(3)	Leased
Lindon, Utah	Automatic safety covers facility	55,789	Leased
Lindon, Utah	Warehouse and office	6,750	Leased
Jane Lew, West Virginia	Fiberglass facility	67,100	Leased
Jane Lew, West Virginia	Storage facility and office	18,000	Leased
(1)	Land Only
(2)	On November 8, 2022, we approved a cost reduction plan which involved the closure of the facility in Bossier City, Louisiana in the first quarter of 2023.
(3)	This property was impacted by a fire in April of 2022 which primarily impacted the facility’s production area, we are currently evaluating the future plans for this property.

In addition to our existing facilities, we have commenced building a 170,000 square foot fiberglass manufacturing facility on a 148 acres site in Kingston, Loyalist Township in Ontario, Canada, with production expected to begin in 2023.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fourth quarter of the fiscal year ended December 31, 2022. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholders

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “SWIM” since April 23, 2021. Prior to that date, there was no public trading market for our common stock. On December 31, 2022, there were 30 registered holders of record of our common stock. A greater number of holders are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

On May 10, 2022, we approved a stock repurchase program, which authorized us to repurchase up to $100.0 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments, and other factors. The following table shows the total number of shares repurchased on a trade date basis during the fiscal quarter ended December 31, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan[1]	Approximate dollar value of shares that may yet be purchased under the plan
				(in thousands)
October 2, 2022 - October 29, 2022	—	$—	—	$85,000
October 30, 2022 - November 26, 2022	992,034	3.13	992,034	81,891
November 27, 2022 - December 31, 2022	1,465,355	3.36	1,465,355	76,962
Total	2,457,389	$3.27	2,457,389	$76,962
(1)	All shares were repurchased under a Rule 10b5-1 trading plan.

Dividends

We currently do not intend to pay cash dividends on our common stock. However, we may in the future decide to pay dividends on our common stock. Any declaration and payment of cash dividends in the future, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements, and any other factors deemed relevant by our board of directors.

As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. Our ability to pay dividends will therefore be restricted as a result of restrictions on their ability to pay dividends to us under our New Credit Agreement and under other current and future indebtedness that we or they may incur. See “Risk Factors—Risks Relating Ownership of our Common Stock—We do not anticipate paying any cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment” and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total return on our common stock since it began trading on the NASDAQ Global Select Market on April 23, 2021 with the cumulative total return of the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index. The graph assumes, in each case, an initial investment of $100 on April 23, 2021, based on the market price at the end of each month through and including December 31, 2022, and that all dividends paid by companies included in these indices have been reinvested. We did not pay any dividends during the period reflected in the graph.

	4/23/2021	12/31/2021	12/31/2022
Latham Group, Inc.	$100.00	$91.85	$11.82
Russell 2000	$100.00	$99.56	$79.21
S&P SmallCap 600 Consumer Discretionary Index	$100.00	$98.11	$70.82

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” and our audited consolidated financial statements and related notes for the three years ended December 31, 2022, 2021 and 2020, included elsewhere in this Annual Report.

Overview

We are the largest designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. We hold the #1 position in North America in every product category in which we compete. We believe that we are the most sought-after brand in the pool industry and the only pool company that has established a direct relationship with the homeowner. We are Latham, The Pool CompanyTM.

With an operating history that spans over 65 years, we offer the industry’s broadest portfolio of pools and related products, including in-ground swimming pools, pool liners, and pool covers.

We have a heritage of innovation. In an industry that has traditionally marketed on a business-to-business basis (pool manufacturer to dealer), we pioneered the first “direct-to-homeowner” digital and social marketing strategy that has transformed the homeowner’s purchase journey. Through this marketing strategy, we are able to create demand for our pools and to provide high quality, purchase-ready consumer leads to our dealer partners.

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools, co-branded marketing programs, and in-house training, as well as an operations platform consisting of over 2,000 employees across over 30 locations.

The full resources of our company are dedicated to designing and manufacturing high-quality pool products, with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers. As a result of this approach, 2022 marked our 13th consecutive year of net sales growth and Adjusted EBITDA growth. Net income does not adhere to this trend.

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, liners, and covers.

Recent Developments

Highlights for the year ended December 31, 2022

●	Increase in net sales of 10.4%, or $65.2 million, to $695.7 million for the year ended December 31, 2022, compared to $630.5 million for the year ended December 31, 2021.
●	Decrease in net loss of $56.6 million, to $5.7 million for the year ended December 31, 2022, compared to a net loss of $62.3 million for the year ended December 31, 2021, representing a 0.8% net loss margin for the year ended December 31, 2022.
●	Increase in Adjusted EBITDA (as defined below) of $3.5 million, to $143.3 million for the year ended December 31, 2022, compared to $139.8 million for the year ended December 31, 2021.

Business Update

Market conditions continue to evolve. Macroeconomic uncertainty is affecting consumer spending and softening demand for consumer durables, resulting in declines in U.S. new in-ground pool installations in 2022. We anticipate further net sales declines in our in-ground swimming pool product line in 2023. We continue to see destocking of packaged pool inventory at the wholesale distribution-level, and we expect normalization of inventory levels to remain a headwind. We believe continued progress on fiberglass conversion efforts, especially from concrete, will be a modest tailwind as we continue to work to drive homeowner and dealer awareness and adoption. We continue to take a disciplined approach to capital investments, with the focus on the completion of previously announced projects. This includes the completion of our Kingston, Ontario facility as well as our acquired fiberglass manufacturing assets in Seminole, Oklahoma. The Kingston and Seminole facilities for production will give us the opportunity to reduce freight costs, tighten our lead times, and tap into large markets with strong fiberglass conversion opportunities.

We have responded to economic uncertainty with immediate actions to reduce our costs. On November 8, 2022, we approved a cost reduction plan to optimize our production and shift schedules, implement a workforce reduction, and streamline our cover and liner manufacturing footprint with the closure of our Bossier City, Louisiana facility in the first quarter of 2023.

During the year ended December 31, 2022, we recognized costs related to the plan totaling $1.1 million, comprised primarily of $1.0 million for severance and related costs and $0.1 million of fixed asset and facility related expenses. The remaining costs under the plan of approximately $0.5 million are expected to be incurred and recognized in 2023. We expect to generate annual operating expense savings of approximately $12.0 million in fiscal 2023 as a result of our cost reduction plan.

Leadership Transition

On January 19, 2023, we announced that Robert L. Masson II will step down as our Chief Financial Officer for family reasons, effective March 17, 2023. J. Mark Borseth, who previously served as Latham’s Chief Financial Officer from February 2020 to July 2022, rejoined Latham as a strategic advisor effective February 13, 2023. On March 18, 2023, Mr. Borseth will become the Interim Chief Financial Officer. A search for a permanent Chief Financial Officer is underway.

Share Repurchase Program

On May 10, 2022, we approved a stock repurchase program (the “Repurchase Program”), which authorized us to repurchase up to $100 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. We are not obligated to repurchase any of our outstanding shares under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments, and other factors. During the year ended December 31, 2022, we repurchased and concurrently retired 4,483,620 shares of our common stock for an aggregate amount of $23.0 million, pursuant to the Repurchase Program. As of December 31, 2022, approximately $77.0 million remained available for share repurchases pursuant to our Repurchase Program.

Key Factors Affecting our Performance

Our results of operations and financial condition are affected by the following factors, which reflect our operating philosophy and focus on designing, manufacturing, and marketing high quality and innovative pools and pool covers for the in-ground swimming pool market.

Volume of Products Sold

Our net sales depend primarily on the volume of products we sell during any given period, and volume is affected by the following items, among others:

●	Sales, distribution, and marketing: While we have traditionally relied on our dealers and distributors to raise awareness of our products, we pioneered the first “direct-to-homeowner” digital and social marketing strategy that has transformed the homeowner’s purchase journey. Through this marketing strategy, we are able to create demand for our pools and generate and provide high quality, purchase-ready consumer leads to our dealer partners.

In order to strengthen our relationship with our loyal dealer partners, we have implemented “Latham Grand,” a key dealer strategy whereby we have secured exclusivity from over 250 of our largest dealers in North America, which also includes the United States’ largest franchised dealer network, Premier Pools & Spas. We also have a strong distribution network as a result of over 450 distributor branch locations that represent our products. Through our significant investments in partnerships with dealers and distributors and our consumer-oriented marketing efforts, we have created both a “push and pull” demand dynamic for our products in the marketplace. We invest in our exclusive dealers through localized marketing spend, co-branding opportunities, tailored offerings, and priority lead generation. We also provide our dealers with enhanced product literature, in-store display samples, and other initiatives to drive sales. We have directed a significant portion of our advertising spend to digital channels, including social media and search advertising. Our improved digital marketing engine has the ability to strategically target market spend and to generate leads in territories where dealers have capacity to install more pools, markets where we are underpenetrated, or simply into the largest in-ground swimming pool markets. Our volume of product sales in a given period will be impacted by changes in our distribution platform and by our ability to generate leads for our dealers.

●	Material conversion: We have continued to increase sales of our products through our focused efforts to drive material conversion and market penetration of our products, specifically our fiberglass pools, which continue to take market share from traditional concrete pools and enable dramatically improved economics for consumers, dealers, and pool installers. We believe that this will be a long-term trend toward material conversion from traditional concrete pools. We believe that our fiberglass pools offer a compelling value proposition because of their lower up-front and lifecycle cost of ownership, less maintenance, higher quality, lower usage of harsh chemicals, quicker installation, and more convenient experience, compared to products manufactured from traditional materials. We anticipate that sales of our fiberglass pool products will continue to benefit from material conversion. The success of our efforts to drive conversion during any given period will impact the volume of our products sold during that period.
●	Product Innovation: We continue to develop and introduce innovative products to accelerate material conversion and to expand our markets. The continuous evolution and expansion of our product portfolio is critical to our sales growth, expanding market share, and overall success. Our broad product offering allows dealers and distributors to offer consumers a wide variety of innovative pool shapes, depths, and lengths. Specifically, our innovative fiberglass pool offering employs the most durable components, consisting of a carbon fiber, Kevlar, and ceramic fiberglass build. Our use of innovative technology and premium materials result in long-lasting products that not only require lower up-front costs, but also save homeowners time and money from continuous maintenance throughout the product lifecycle. We believe that new products will enhance our ability to compete with traditional materials at a variety of price points, and we expect to continue to devote significant resources to developing innovative new products. The volume of our products sold during a given period will depend in part on our successfully introducing new products that generate additional demand, as well as the extent to which new products may impact our sales of existing products.
●	Economic conditions: Demand for our products is affected by a number of economic factors impacting our customers and consumers. Customers typically pay for their new pools from assets on hand or from borrowing. A frequent source of borrowing is home equity financing, and accordingly, the level of equity in homes will affect consumers’ ability to obtain a home equity line of credit and to engage in backyard renovations that would result in purchases of our products. Demand for our products is also affected by the level of interest rates and the availability of credit, consumer confidence and spending, housing affordability, demographic trends, employment levels, and other macroeconomic factors that may influence the extent to which consumers engage in renovations to their backyard, including pool installation projects to enhance the outdoor living spaces of their homes.
●	Seasonality and weather: Although we generally have demand for our products throughout the year, our business is seasonal, and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation and remodeling and repair activities. Severe weather also may play a role in affecting sales growth, as particularly rainy or cold years tend to slow the volume of sales, including as a result of complicating conditions for pool installations. Catastrophic events, such as hurricanes, tornadoes, and earthquakes can cause interruptions to our operations. These scenarios are partially mitigated by our geographic diversity, both across the United States and through international markets.

Pricing

In general, our products are priced to be competitive in the in-ground swimming pool market, including the prices for concrete pools, and to keep in line with changes in our input costs.

Cost and Availability of Materials

Raw material costs, including costs of PVC, galvanized steel, fiberglass, aluminum, carbon fiber, Kevlar fiber, various resins, gelcoat, polypropylene fabric, ceramics, and roving, represent a majority of our cost of sales. Our supply agreements with key suppliers are typically negotiated on an annual basis. The cost of the raw materials used in our manufacturing processes is subject to volatility and has been affected by changes in supply and demand. We have minimal fixed-price contracts with our major vendors. We have not entered into hedges of our raw material costs at this time, but we may choose to enter into such hedges in the future.

Prices for spot market purchases are negotiated on a continuous basis in line with current market prices. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Changes in prices of our raw materials have a direct impact on our cost of sales.

Acquisitions and Partnerships

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

On November 8, 2022, we acquired certain fiberglass pool manufacturing assets in Seminole, Oklahoma, that qualified as a business combination. This acquisition will replace lost fiberglass manufacturing capacity in Odessa, TX because of a plant fire and place our production closer to strong consumer markets in the region.

The consolidated financial statements include the results of operations of these acquisitions since their respective acquisition dates. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill.

On October 30, 2020, we entered into a long-term strategic partnership with and acquired a 28% equity interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools. In August 2021, we sold a portion of our interest in Premier Pools & Spas, retaining a post-sale ownership interest of 20.1%. On December 17, 2021, Premier Pools & Spas issued additional non-voting common units. Our ownership interest in Premier Pools & Spas after the issuance of additional non-voting common units is 18.2% while our voting interest remains 20.1%. The purpose of this investment in Premier Pools & Spas is to help expand our sales and distribution channels. Products are sold directly to the franchisees, third parties independent of Premier Pools and Spas, and are therefore not considered related party transactions. Our investment in Premier Pools & Spas is reflected as an equity method investment on our consolidated balance sheet as of December 31, 2022, and our proportionate share of earnings or losses of Premier Pools & Spas is recognized in earnings (losses) from equity method investment in our consolidated statement of operations on a three-month lag.

Product Mix

We seek to continue to enhance our gross margins by improving the mix of products we sell, reducing fixed costs per unit, improving efficiency across our operations, including by investing in, and expanding, our digitally-enabled lead sourcing capabilities, expanding our specialized training opportunities such as “Latham University,” and sales support initiatives such as localized digital marketing spend, co-branding, enhanced product literature, in-store display samples, and social media initiatives.

Key Performance Indicators

Net Sales

We derive our revenue from the design, manufacture, and sale of in-ground swimming pools, pool covers, and liners. We sell fiberglass pools, which are one-piece manufactured fiberglass pools that are ready to be installed in a consumer’s backyard, and custom vinyl pools, which are manufactured pools that are made out of non-corrosive steel or composite polymer frame, on top of which a vinyl liner is installed. We sell liners for the interior surface of vinyl pools (including pools that were not manufactured by us). We also sell all-season covers, which are winterizing mesh or solid pool covers that protect pools against debris and cold or inclement weather, and automatic safety covers for pools that can be operated with a switch.

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

Gross Margin

Gross margin is gross profit as a percentage of our net sales. Gross margin depends upon several factors, such as the prices we charge buyers, changes in prices of raw materials, the volume and relative sales mix among product lines, and plant performance, among other factors. Gross margin is also impacted by the costs of distribution and occupancy costs, which can vary.

Our gross profit is variable in nature and generally follows changes in net sales. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of other companies. As a result, our gross profit and gross margin may not be comparable to similar data made available by other companies.

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation and to compare our performance against that of other peer companies using similar measures. We define Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) underwriting fees related to offering of common stock, (xii) the Odessa fire and other such unusual events, (xiii) IPO costs and (xiv) other. We believe excluding these items allows for better comparison of our financial results across reporting periods.

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

Results of Operations

Year ended December 31, 2022 Compared to Year ended December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
						Change
		% of		% of	Change	% of
	2022	Net Sales	2021	Net Sales	Amount	Net Sales

	(dollars in thousands)
Net sales	$695,736	100.0%	$630,456	100.0%	$65,280	—%
Cost of sales	479,267	68.9%	426,294	67.6%	52,973	1.3%
Gross profit	216,469	31.1%	204,162	32.4%	12,307	(1.3)%
Selling, general, and administrative expense	146,842	21.1%	217,775	34.5%	(70,933)	(13.4)%
Underwriting fees related to offering of common stock	11,437	1.6%	—	—%	11,437	1.6%
Amortization	28,180	4.1%	22,566	3.6%	5,614	0.5%
Income (loss) from operations	30,010	4.3%	(36,179)	(5.7)%	66,189	10.0%
Other expense (income):
Interest expense	15,753	2.3%	24,433	3.9%	(8,680)	(1.6)%
Loss on extinguishment of debt	3,465	0.5%	—	—%	3,465	0.5%
Other expense (income), net	1,301	0.1%	(4,860)	(0.8)%	6,161	0.9%
Total other expense (income), net	20,519	2.9%	19,573	3.1%	946	(0.2)%
Earnings from equity method investment	4,230	0.6%	2,222	0.3%	2,008	0.3%
Income (loss) before income taxes	13,721	2.0%	(53,530)	(8.5)%	67,251	10.5%
Income tax expense	19,415	2.8%	8,818	1.4%	10,597	1.4%
Net loss	$(5,694)	(0.8)%	$(62,348)	(9.9)%	$56,654	9.1%
Adjusted EBITDA	$143,252	20.6%	$139,819	22.2%	$3,433	(1.6)%

Net Sales

Net sales was $695.7 million for the year ended December 31, 2022, compared to $630.5 million for the year ended December 31, 2021. The $65.2 million, or 10.4%, increase in net sales was driven by a $109.6 million increase from pricing, partially offset by a $44.4 million decrease from volume. The $109.6 million price increase reflects the impact of pricing actions to address inflation. The $44.4 million volume decrease was largely in packaged pools, driven by continued destocking of inventory in the wholesale distribution channel. The increase in total net sales across our product lines was $17.0 million for in-ground swimming pools, $26.3 million for covers and $21.9 million for liners.

Cost of Sales and Gross Margin

Cost of sales was $479.3 million for the year ended December 31, 2022, compared to $426.3 million for the year ended December 31, 2021, and increased as a percentage of net sales by 1.3%. Gross margin decreased by 1.3% to 31.1% for the year ended December 31, 2022, compared to 32.4% for the year ended December 31, 2021. The $53.0 million, or 12.4%, increase in cost of sales was primarily the result of cost inflation, partially offset by a $4.9 million decrease in non-cash stock-based compensation expense. The 1.3% decrease in gross margin was primarily driven by the impact of inflation and negative fixed cost leverage. Negative fixed cost leverage was driven by volume declines, primarily in packaged pools, driven by continued destocking of inventory in the wholesale distribution channel.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $146.8 million for the year ended December 31, 2022, compared to $217.8 million for the year ended December 31, 2021, and decreased as a percentage of net sales by 13.4%. The $71.0 million, or 32.6% decrease in selling, general, and administrative expense was primarily driven by a $73.2 million decrease in non-cash stock-based compensation expense.

Amortization

Amortization was $28.2 million for the year ended December 31, 2022, compared to $22.6 million for the year ended December 31, 2021. The $5.6 million, or 24.9% increase in amortization was driven by the increase in definite-lived intangible assets resulting from our acquisition of Radiant in November 2021.

Interest Expense

Interest expense was $15.8 million for the year ended December 31, 2022, compared to $24.4 million for the year ended December 31, 2021. The $8.6 million, or 35.5% decrease in interest expense was primarily the result of lower amortization of deferred financing costs and debt discount and a lower average interest rate from the February 2022 debt refinancing, compared to the year ended December 31, 2021. In addition, interest expense for the year ended December 31, 2022 was partially offset by an unrealized gain of $3.0 million related to the change in fair value of our interest rate swap.

Other Expense (Income), Net

Other expense (income), net was $1.3 million for the year ended December 31, 2022, compared to ($4.9) million for the year ended December 31, 2021. The $6.2 million increase in other expense (income), net was primarily driven by a non-recurring $4.8 million gain related to the partial sale of our equity method investment during the year ended December 31, 2021 and a $1.3 million unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investments

Earnings from equity method investment of Premier Pools & Spa was $4.2 million for the year ended December 31, 2022, compared to $2.2 million for the year ended December 31, 2021, primarily because of the financial performance of Premier Pools & Spa, partially offset by our reduced ownership interest during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Income Tax Expense

Income tax expense was $19.4 million for the year ended December 31, 2022, compared to $8.8 million for the year ended December 31, 2021. Our effective tax rate was 141.5% for the year ended December 31, 2022, compared to (16.5)% for the year ended December 31, 2021. The income tax expense of $19.4 million for the year ended December 31, 2022 was primarily because of a $9.2 million expense related to non-deductible stock compensation. For the year ended December 31, 2021, the effective tax rate differed from the statutory tax rate primarily because of nondeductible stock compensation of $25.7 million, partially offset by $12.7 million benefit related to the release of the valuation allowance on Canadian deferred tax assets.

Net Loss

Net loss was $5.7 million for the year ended December 31, 2022, compared to $62.3 million of net loss for the year ended December 31, 2021. The $56.6 million, or 90.9% decrease in net loss was primarily driven by the factors described above.

Net Loss Margin

Net loss margin was 0.8% for the year ended December 31, 2022, compared to net loss margin of 9.9% for the year ended December 31, 2021. The 9.1% decrease in net loss margin was driven by a $56.6 million decrease in net loss and a $65.2 million increase in net sales, compared to the year ended December 31, 2021 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $143.3 million for the year ended December 31, 2022, compared to $139.8 million for the year ended December 31, 2021. The $3.5 million, or 2.5% increase in Adjusted EBITDA was primarily because of the increase in net sales. For a discussion of Adjusted EBITDA and Adjusted EBITDA margin and the limitations on their use, and the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and our calculation of Adjusted EBITDA margin see “— Non-GAAP Financial Measures” below.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 20.6% for the year ended December 31, 2022, compared to 22.2% for the year ended December 31, 2021. The 1.6% decrease in Adjusted EBITDA margin was primarily because of a $3.5 million increase in Adjusted EBITDA and an $65.2 million increase in net sales, compared to the year ended December 31, 2021, driven by the factors detailed above.

Year ended December 31, 2021 Compared to Year ended December 31, 2020

	Year Ended December 31,
						Change
		% of		% of	Change	% of
	2021	Net Sales	2020	Net Sales	Amount	Net Sales

	(dollars in thousands)
Net sales	$630,456	100.0%	$403,389	100.0%	$227,067	—%
Cost of sales	426,294	67.6%	260,616	64.6%	165,678	3.0%
Gross profit	204,162	32.4%	142,773	35.4%	61,389	(3.0)%
Selling, general, and administrative expense	217,775	34.5%	85,527	21.2%	132,248	13.3%
Amortization	22,566	3.6%	17,347	4.3%	5,219	(0.7)%
(Loss) income from operations	(36,179)	(5.7)%	39,899	9.9%	(76,078)	(15.6)%
Other expense (income):
Interest expense	24,433	3.9%	18,251	4.5%	6,182	(0.6)%
Other (income) expense, net	(4,860)	(0.8)%	(1,111)	(0.3)%	(3,749)	(0.5)%
Total other expense (income), net	19,573	3.1%	17,140	4.2%	2,433	(1.1)%
Earnings from equity method investment	2,222	0.3%	—	—%	2,222	0.3%
(Loss) income before income taxes	(53,530)	(8.5)%	22,759	5.7%	(76,289)	(14.2)%
Income tax expense	8,818	1.4%	6,776	1.7%	2,042	(0.3)%
Net (loss) income	$(62,348)	(9.9)%	$15,983	4.0%	$(78,331)	(13.9)%
Adjusted EBITDA	$139,819	22.2%	$83,836	20.8%	$55,983	1.4%

For discussion on comparison of the fiscal years ended December 31, 2021 and 2020, see the Results of Operations section disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 10, 2022.

Non-GAAP Financial Measures

We track our non-GAAP financial measures to monitor and manage our underlying financial performance. The following discussion includes the presentation of Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures that exclude the impact of certain costs, losses and gains that are required to be included in our profit and loss measures under GAAP. Although we believe these measures are useful to investors and analysts for the same reasons it is useful to management, as discussed below, these measures are neither a substitute for, nor superior to, U.S. GAAP financial measures or disclosures. Other companies may calculate similarly-titled non-GAAP measures differently, limiting their usefulness as comparative measures. To address these limitations, we have reconciled Adjusted EBITDA to the applicable most comparable GAAP measure, net income (loss), throughout this Annual Report.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our board of directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) underwriting fees related to offering of common stock, (xii) the Odessa fire and other such unusual events, (xiii) IPO costs and (xiv) other.

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

Adjusted EBITDA and Adjusted EBITDA margin have their limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA margin:

●	do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;
●	do not reflect changes in our working capital needs;
●	do not reflect the interest expense, or the amounts necessary to service interest or principal payments, on our outstanding debt;

●	do not reflect income tax (benefit) expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;
●	do not reflect non-cash stock-based compensation, which will remain a key element of our overall compensation package; and
●	do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net (loss) income	$(5,694)	$(62,348)	$15,983
Depreciation and amortization	38,175	32,230	25,365
Interest expense	15,753	24,433	18,251
Income tax expense	19,415	8,818	6,776
Loss on sale and disposal of property and equipment	193	275	332
Restructuring charges(a)	1,607	906	1,265
Stock-based compensation expense	50,634	128,775	1,827
Unrealized losses (gains) on foreign currency transactions(b)	2,534	1,151	(1,111)
Strategic initiative costs(c)	3,948	2,531	6,264
Acquisition and integration related costs(d)	326	3,576	5,497
Loss on extinguishment of debt(e)	3,465	—	—
Underwriting fees related to offering of common stock(f)	11,437	—	—
Odessa fire(g)	869	—	—
IPO costs(h)	—	3,956	1,731
Other(i)	590	(4,484)	1,656
Adjusted EBITDA	$143,252	$139,819	$83,836
Net sales	$695,736	$630,456	$403,389
Net (loss) income margin	(0.8)%	(9.9)%	4.0%
Adjusted EBITDA margin	20.6%	22.2%	20.8%
(a)	Represents costs related to a cost reduction plan announced in 2022 to optimize production and shift schedules, implement a workforce reduction, and to shut down our Bossier City, Louisiana facility. Also includes severance and other costs for our executive management changes.
(b)	Represents foreign currency transaction (gains) and losses associated with our international subsidiaries and changes in the fair value of the contingent consideration recorded in connection with the acquisition of Narellan, which was settled in September 2020.
(c)	Represents expenses for our strategic initiatives, including our rebranding initiative and fees paid to external consultants.

(d)	Represents acquisition and integration costs primarily related to the acquisitions of GLI and Radiant, the equity investment in Premier Pools & Spas, as well as other costs related to potential transactions.
(e)	Represents the loss on extinguishment of debt in connection with our debt refinancing on February 23, 2022.
(f)	Represents underwriting fees related to our offering of common stock that was completed in January 2022.
(g)	Represents costs incurred and insurance recoveries related to a production facility fire in Odessa, Texas.
(h)	These expenses are primarily composed of legal, accounting, and professional fees incurred in connection with our initial public offering that are not capitalizable, and that are included within selling, general, and administrative expense.
(i)	Other costs consist of other discrete items as determined by management, primarily including: (i) fees paid to external advisors for various matters, (ii) the cost incurred and insurance proceeds related to our production facility fire in Picton, Australia in 2020, (iii) non-cash adjustments to record the step-up in the fair value of inventory related to the acquisitions of GLI and Radiant, which were amortized through cost of sales in the consolidated statements of operations, (iv) gain on sale of portion of equity method investment, and (v) other items.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our New Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, through borrowings under our credit facilities, and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, and any acquisitions or investments we may undertake. As of December 31, 2022, we had $32.6 million of cash, $312.9 million of outstanding borrowings, and an additional $75.0 million of availability under our New Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to growth, including production capacity, storage, and delivery equipment. We are in the midst of a multi-year capital plan to invest in our facilities, technology, and systems, including investments to expand our fiberglass manufacturing capacity. We expect to fund these capital expenditures from net cash provided by operating activities.

We believe our existing cash, cash generated from operations and availability under our New Revolving Credit Facility, will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months, as well as our longer-term liquidity needs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Our Indebtedness

On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, entered into the New Credit Agreement with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “New Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan (the “New Term Loan”) in an initial principal amount of $325.0 million. On the closing date, proceeds under the agreement were used to repay and replace $294.0 million under, and terminate, the Credit Agreement (as defined below) and for general corporate purposes.

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

Prior Revolving Credit Facility

On December 18, 2018, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”) that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Prior Revolving Credit Facility”), as well as the Prior Term Loan (as described and defined below). The Prior Revolving Credit Facility was utilized to finance ongoing general corporate and working capital needs with the Revolver of up to $30.0 million. The Prior Revolving Credit Facility was terminated in connection with the debt refinancing on February 23, 2022.

Prior Term Loan

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Prior Term Loan”). The Prior Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million, which was accounted for as a modification to the Prior Term Loan, to fund our acquisition of Narellan (the “First Amendment”). On October 14, 2020, we amended the First Amendment to provide additional borrowings of $20.0 million, which was accounted for as new debt (the “Second Amendment”). The Second Amendment was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to purchase and retire equity interests and to pay a distribution. On March 31, 2021, we amended our Term Loan to revise the applicable reporting requirements (the “Fourth Amendment”). On November 24, 2021, we amended the Prior Term Loan to provide additional borrowings of $50 million (the “Fifth Amendment”). The proceeds from this incremental term loan were used to finance the Radiant Acquisition in part. The Prior Term Loan, collectively with the First Amendment, Second Amendment, Third Amendment, the Fourth Amendment, and the Fifth Amendment, is referred to as the “Amended Prior Term Loan.” As of December 31, 2021, we were in compliance with all covenants under the Prior Revolving Credit Facility and the Amended Prior Term Loan.

The Amended Prior Term Loan was terminated in connection with the debt refinancing on February 23, 2022.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$32,309	$33,690	$63,160
Net cash used in investing activities	(45,018)	(108,205)	(115,805)
Net cash provided by financing activities	3,775	60,018	54,303
Effect of exchange rate changes on cash	(2,392)	(861)	997
Net (decrease) increase in cash	$(11,326)	$(15,358)	$2,655

Operating Activities

During the year ended December 31, 2022, operating activities provided $32.3 million of cash. Net income (loss), after adjustments for non-cash items, provided cash of $105.9 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which used $73.6 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $57.0 million increase in inventories, a $0.5 million increase in other assets, a $19.4 million decrease in accrued expenses and other current liabilities, and a $12.4 million decrease in accounts payable, partially offset by a $9.0 million decrease in trade receivables, a $4.7 million decrease in prepaid expenses and other current assets, a $1.7 million decrease in income tax receivable, and a $0.2 million increase in other long-term liabilities. The change in trade receivables was primarily driven by the timing of net sales, and the increase in inventories was primarily driven by a business decision to carry more inventory, as well as higher costs. The changes in accrued expenses and other current liabilities, and accounts payable were primarily because of volume of purchases and timing of payments.

During the year ended December 31, 2021, operating activities provided $33.7 million of cash. Net income (loss), after adjustments for non-cash items, provided cash of $88.5 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which used $54.8 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $26.0 million increase in trade receivables, a $39.7 million increase in inventories, a $4.5 million increase in prepaid expenses and other current assets, and a $1.2 million decrease in other long-term liabilities, partially offset by a $10.7 million increase in accounts payable, a $4.7 million increase in accrued expenses and other current liabilities, a $0.8 million decrease in other assets, and a $0.3 million decrease in income tax receivable. The change in trade receivables was primarily driven by the timing of and increase in net sales, and the increase in inventories was primarily driven by increased production and cost inflation. The changes in accrued expenses and other current liabilities, and accounts payable were primarily because of volume of purchases and timing of payments.

Investing Activities

During the year ended December 31, 2022, investing activities used $45.0 million of cash, primarily consisting of the purchase of property and equipment for $39.7 million and acquisitions of businesses of $5.4 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

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

Financing Activities

During the year ended December 31, 2022, financing activities provided $3.8 million of cash, primarily consisting of proceeds from long-term debt borrowings in connection with the debt refinancing of $320.1 million, proceeds from the sale of common stock of $257.7 million and borrowings on revolving credit facilities of $25.0 million, partially offset by repayments on long-term debt borrowings of $286.5 million, the repurchase and retirement of common stock of $280.7 million, repayments on revolving credit facility borrowings of $25.0 million, and deferred financing fees paid of $6.9 million.

During the year ended December 31, 2021, financing activities provided $60.0 million of cash, primarily consisting of proceeds from our IPO, net of underwriting discounts, commissions, and offering costs of $399.3 million, proceeds from borrowings on the Amended Prior Term Loan of $222.8 million and borrowings on the Prior Revolving Credit Facility of $16.0 million, partially offset by the repurchase of common stock of $281.6 million, payments on long-term debt borrowings of $169.1 million, dividends to Class A unitholders of $110.0 million, and payments on Revolving Credit Facility borrowings of $16.0 million.

For discussion on operating, investing, and financing activities of the fiscal year ended December 31, 2020, see the Liquidity and Capital Resources section disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 10, 2022.

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

Contractual Obligations

Our largest contractual obligations as of December 31, 2022 consisted of principal payments related to our long-term indebtedness that are included in our consolidated balance sheet and the related periodic interest payments, and non-cancelable operating leases. For a description of our contractual obligations and commitments, see Notes 9 “Long-Term Debt” and 13 “Leases” to our Consolidated Financial Statements included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities, and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. These estimates are based on historical results, trends, and other assumptions we believe to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates.

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

We recognize revenue on the transaction price less any estimated rebates, returns, allowances, cash discounts, or other sales incentives. Customer rebates, returns, allowances, cash discounts, and other sales incentives are estimated by applying the portfolio approach using the most-likely-amount method and are recorded as a reduction to revenue.

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

Business Combinations

We account for business combinations that are deemed to be businesses under the acquisition method of accounting. Application of this method of accounting requires that the identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date. Any contingent assets acquired and contingent liabilities assumed are also recognized at fair value if we can reasonably estimate fair value during the measurement period. We remeasure any contingent liabilities at fair value in each subsequent reporting period. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, based on available information at the time of acquisition and subsequently obtained during a measurement period up to one year following the date of acquisition, relating to events or circumstances that existed at the acquisition date. Management’s judgment relies upon estimates and assumptions related to future cash flows, discount rates, useful lives of assets, market conditions, and other items. The fair value of intangible assets other than goodwill acquired in a business combination are estimated in accordance with the policy described below.

The fair value of intangible assets other than goodwill acquired in a business combination is recorded at fair value at the date of acquisition. Management values dealer relationships and franchise relationships using the multi-period excess earnings method. Under this method, the value of an intangible asset is equal to the present value of the after-tax cash flows attributable solely to the intangible asset, after making adjustments for the required return on and of the other associated assets. We value trade names, trademarks, and proprietary pool designs using the relief from royalty method. The relief-from-royalty method determines the present value of the economic royalty savings associated with the ownership or possession of the trade name, trademark, or proprietary pool design based on an estimated royalty rate applied to the cash flows to be generated by the business. The estimated royalty rate is determined based on the assessment of a reasonable royalty rate that a third party would negotiate in an arm’s-length license agreement for the use of the trade name, trademark, or proprietary pool design.

Impairment of Goodwill

We evaluate goodwill for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. We have selected the first day of the fourth fiscal quarter to perform our annual goodwill impairment testing.

We may assess our goodwill for impairment initially using a qualitative approach, or step zero, to determine whether conditions exist to indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment requires significant judgments by management about economic conditions including the entity’s operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel, and other events that could impact the reporting unit. If management concludes, based on assessment of relevant events, facts, and circumstances, that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, no further impairment testing is required.

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

Based on the results of the qualitative assessments performed for our one reporting unit, we determined that goodwill was not impaired at October 2, 2022 or October 3, 2021. However, if factors exist that could indicate an impairment in the future, including a sustained decrease in our stock price, we may be required to record impairment charges in future periods.

The qualitative factors we assessed included economic conditions, industry and market considerations, cost factors, overall financial performance, and other entity specific events. In addition, we considered our market capitalization based on quoted market prices of our securities on the Nasdaq Global Select Market, adjusted for the effect of a control premium as contemplated by ASC 350.

Stock-Based Compensation

Stock-based compensation is measured and recognized based on the grant date fair value of the awards. The fair value of our common stock is determined based on the quoted market price of our common stock for purposes of computing stock-based compensation expense. For stock options, we use a Black-Scholes model for estimating the grant date fair value. The Black-Scholes pricing model requires critical assumptions including risk-free rate, volatility, expected term and expected dividend yield. The expected term is computed using the simplified method. We use the simplified method to calculate expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. We consider the historical volatility of our stock price, as well as implied volatility. We utilized a dividend yield of zero, as we have no history or plan of declaring dividends on our common stock. The assumptions underlying these valuations represented our best estimate, which involved inherent uncertainties and the application of judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our stock-based compensation expense could have been materially different.

For stock options, restricted stock awards, and restricted stock units, stock-based compensation is recognized using a graded vesting method over the requisite service period in which employees earn the awards. We account for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

Contemporaneously with the pricing of our IPO, on April 22, 2021, we effected the Omnibus Incentive Plan in which we granted to certain of our employees restricted stock awards, restricted stock units, and option awards inclusive of the as converted Class B units as a result of the Reorganization.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. We reduce deferred taxes by a valuation allowance when we conclude such deferred taxes are not more than likely to be realized. The determination of whether a deferred tax asset will be realized is made on both a jurisdictional basis and the use of our estimate of the recoverability of the deferred tax asset. In evaluating whether a valuation allowance is required under such rules, we consider all available positive and negative evidence, including our prior operating results, the nature and reason for any losses, our forecast of future taxable income in each respective tax jurisdiction and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. As of both December 31, 2022 and 2021, our valuation allowance was $0.0 million. We continue to assess whether any significant changes in circumstances or assumptions have occurred that could materially affect our ability to realize deferred tax assets. We released the valuation allowance in 2021 since we believe we have sufficient positive evidence, including, but not limited to, three years’ of cumulative pre-tax book income, including permanent adjustments and recent profits within taxing jurisdictions, to overcome any negative evidence related to loss utilization expiration periods.

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

Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Our liabilities for uncertain tax positions were $7.1 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively. Changes in recognition and measurement estimates are recorded in income tax (benefit) expense and liability in the period in which such changes occur.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transaction. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices, and other market changes. We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate some of our transactions in foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to borrowings under the New Credit Agreement. To meet our working capital needs, we borrowed periodically on our New Revolving Credit Facility under the New Credit Agreement. As of December 31, 2022, we had outstanding borrowings of $322.6 million face value under our New Term Loan and no borrowings on the New Revolving Credit Facility. The New Term Loan and New Revolving Credit Facility bear interest at variable rates. Interest rate risk associated with our New Credit Agreement is managed through an interest rate swap, which we originally executed on

April 30, 2020. We amended our interest rate swap to change the index rate from LIBOR to SOFR in connection with the New Credit Agreement. The interest rate swap has an effective date of May 18, 2020 and a termination date of May 18, 2023. After inclusion of the notional amount of $200.0 million of our interest rate swap fixing a portion of the variable rate debt, $122.6 million, or 38.0%, of our debt is subject to variable rates. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to annual interest expense of approximately $1.2 million.

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

During the years ended December 31, 2022, 2021 and 2020, one customer represented approximately 20.3%, 25.0% and 22.3% of our net sales, respectively. As of December 31, 2022 and 2021, outstanding trade receivables related to this customer were $1.6 million and $10.7 million, respectively.

Foreign Currency Risk

Our foreign operations are denominated in local currency, which is the functional currency and is then translated to U.S. dollars. Assets and liabilities are translated using the current rate of exchange at the balance sheet date or historical rates of exchange, as applicable. Revenue and expenses are translated using the average monthly exchange rates prevailing throughout the reporting period. The related foreign currency translation adjustments are recorded as a component of accumulated other comprehensive (income) loss in stockholders’ equity.

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

Currently, our largest foreign currency exposure is that with respect to the Australian dollar and the Canadian dollar. We believe that a 10% change in the exchange rate between the U.S. dollar and the Australian or Canadian dollar would not materially impact our operating results or financial position. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Latham Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Latham Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 7, 2023

We have served as the Company’s auditor since 2020.

Latham Group, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$32,626	$43,952
Trade receivables, net	48,847	60,753
Inventories, net	165,220	109,556
Income tax receivable	2,316	4,039
Prepaid expenses and other current assets	5,998	10,766
Total current assets	255,007	229,066
Property and equipment, net	98,184	63,506
Equity method investment	25,095	23,362
Deferred tax assets	7,762	10,603
Operating lease right-of-use assets	38,308	—
Goodwill	131,383	128,871
Intangible assets, net	309,215	338,310
Other assets	4,729	765
Total assets	$869,683	$794,483
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,449	$37,998
Accounts payable – related party	358	850
Current maturities of long-term debt	3,250	17,220
Current operating lease liabilities	6,923	—
Accrued expenses and other current liabilities	50,885	59,097
Total current liabilities	86,865	115,165
Long-term debt, net of discount and current portion	309,631	263,188
Deferred income tax liabilities, net	50,181	56,343
Liability for uncertain tax positions	7,123	5,689
Non-current operating lease liabilities	32,391	—
Other long-term liabilities	702	453
Total liabilities	486,893	440,838
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both December 31, 2022 and December 31, 2021; no shares issued and outstanding as of both December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 114,667,975 and 119,445,611 shares issued and outstanding, as of December 31, 2022 and December 31, 2021, respectively	11	12
Additional paid-in capital	440,880	401,846
Accumulated deficit	(54,568)	(48,583)
Accumulated other comprehensive (loss) income	(3,533)	370
Total stockholders’ equity	382,790	353,645
Total liabilities and stockholders’ equity	$869,683	$794,483

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$695,736	$630,456	$403,389
Cost of sales	479,267	426,294	260,616
Gross profit	216,469	204,162	142,773
Selling, general, and administrative expense	146,842	217,775	85,527
Underwriting fees related to offering of common stock	11,437	—	—
Amortization	28,180	22,566	17,347
Income (loss) from operations	30,010	(36,179)	39,899
Other expense (income):
Interest expense	15,753	24,433	18,251
Loss on extinguishment of debt	3,465	—	—
Other expense (income), net	1,301	(4,860)	(1,111)
Total other expense, net	20,519	19,573	17,140
Earnings from equity method investment	4,230	2,222	—
Income (loss) before income taxes	13,721	(53,530)	22,759
Income tax expense	19,415	8,818	6,776
Net (loss) income	$(5,694)	$(62,348)	$15,983
Net (loss) income per share attributable to common stockholders:
Basic	$(0.05)	$(0.56)	$0.16
Diluted	$(0.05)	$(0.56)	$0.16
Weighted-average common shares outstanding – basic and diluted
Basic	113,245,421	110,644,366	101,606,966
Diluted	113,245,421	110,644,366	102,602,738

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(5,694)	$(62,348)	$15,983
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,903)	(1,984)	2,825
Total other comprehensive (loss) income, net of tax	(3,903)	(1,984)	2,825
Comprehensive (loss) income	$(9,597)	$(64,332)	$18,808

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
				(Accumulated	Other
			Additional	Deficit)	Comprehensive	Total
	Common Stock		Paid-in	Retained	(Loss)	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at December 31, 2019	96,498,943	$10	$196,474	$(2,218)	$(471)	$193,795
Net income	—	—	—	15,983	—	15,983
Foreign currency translation adjustments	—	—	—	—	2,825	2,825
Proceeds from issuance of common stock	21,871,850	2	65,551	—	—	65,553
Repurchase and retirement of common stock	(275,238)	—	(582)	—	—	(582)
Contingent consideration settlement	758,694	—	2,208	—	—	2,208
Stock-based compensation expense	—	—	1,827	—	—	1,827
Balances at December 31, 2020	118,854,249	12	265,478	13,765	2,354	281,609
Net loss	—	—	—	(62,348)	—	(62,348)
Foreign currency translation adjustments	—	—	—	—	(1,984)	(1,984)
Dividend to Class A unitholders ($1.00 per share)	—	—	(110,033)	—	—	(110,033)
Issuance of restricted stock in connection with the Reorganization	8,340,126	1	(1)	—	—	—
Issuance of common stock upon conversion of Class B units	4,145,987	—	—	—	—	—
Net proceeds from initial public offering	23,000,000	2	399,262	—	—	399,264
Repurchase and retirement of common stock	(33,931,091)	(3)	(281,635)	—	—	(281,638)
Retirement of restricted stock	(1,014,976)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	51,316	—	—	—	—	—
Stock-based compensation expense	—	—	128,775	—	—	128,775
Balances at December 31, 2021	119,445,611	12	401,846	(48,583)	370	353,645
Cumulative effect of adoption of new accounting standard- leases	—	—	—	(291)	—	(291)
Net loss	—	—	—	(5,694)	—	(5,694)
Foreign currency translation adjustments	—	—	—	—	(3,903)	(3,903)
Proceeds from sale of common stock	13,800,000	1	269,099	—	—	269,100
Repurchase and retirement of common stock	(13,800,244)	(1)	(257,662)	—	—	(257,663)
Repurchases and retirements of common stock under Repurchase Program	(4,483,620)	(1)	(23,037)	—	—	(23,038)
Retirement of restricted stock	(480,385)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	186,613	—	—	—	—	—
Stock-based compensation expense	—	—	50,634	—	—	50,634
Balances at December 31, 2022	114,667,975	$11	$440,880	$(54,568)	$(3,533)	$382,790

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(5,694)	$(62,348)	$15,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,175	32,230	25,365
Amortization of deferred financing costs and debt discount	1,570	6,419	2,317
Non-cash lease expense	7,400	—	—
Deferred income taxes	(3,802)	(12,028)	(4,670)
Stock-based compensation expense	50,634	128,775	1,827
Underwriting fees related to offering of common stock	11,437	—	—
Loss on extinguishment of debt	3,465	—	—
Other non-cash, net	3,015	493	1,024
Gain on sale of portion of equity method investment	—	(4,806)	—
Earnings from equity method investment	(4,230)	(2,222)	—
Distributions received from equity method investment	2,497	1,808	—
Provision on liability for uncertain tax positions	1,434	149	465
Change in fair value of contingent consideration for Narellan Group Pty Limited	—	—	(204)
Changes in operating assets and liabilities:
Trade receivables	8,992	(26,015)	9,462
Inventories	(57,034)	(39,656)	(17,023)
Prepaid expenses and other current assets	4,722	(4,455)	1,680
Income tax receivable	1,723	338	(4,190)
Other assets	(466)	800	—
Accounts payable	(12,358)	10,678	9,775
Accrued expenses and other current liabilities	(19,420)	4,686	20,556
Other long-term liabilities	249	(1,156)	793
Net cash provided by operating activities	32,309	33,690	63,160
Cash flows from investing activities:
Purchases of property and equipment	(39,684)	(24,975)	(16,264)
Proceeds from the sale of property and equipment	24	35	579
Acquisitions of businesses, net of cash acquired	(5,358)	(90,508)	(74,736)
Return of equity method investment	—	447	—
Equity method investment in Premier Pools & Spas	—	—	(25,384)
Proceeds from the sale of portion of equity method investment	—	6,796	—
Net cash used in investing activities	(45,018)	(108,205)	(115,805)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	320,125	222,813	20,000
Payments on long-term debt borrowings	(286,447)	(169,138)	(24,044)
Proceeds from borrowings on revolving credit facilities	25,000	16,000	—
Payments on revolving credit facility	(25,000)	(16,000)	—
Deferred financing fees paid	(6,865)	(1,250)	—
Dividend to Class A unitholders	—	(110,033)	—
Proceeds from the issuance of common stock	257,663	—	65,553
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	399,264	—
Repurchases and retirements of common stock	(280,701)	(281,638)	(582)
Payments of Narellan Group Pty Limited contingent consideration	—	—	(6,624)
Net cash provided by financing activities	3,775	60,018	54,303
Effect of exchange rate changes on cash	(2,392)	(861)	997
Net (decrease) increase in cash	(11,326)	(15,358)	2,655
Cash at beginning of period	43,952	59,310	56,655
Cash at end of period	$32,626	$43,952	$59,310
Supplemental cash flow information:
Cash paid for interest	$12,621	$17,371	$15,625
Income taxes paid, net	20,313	20,054	14,815
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$6,029	$664	$1,235
Capitalized internal-use software included in accounts payable – related party	350	850	500
Deferred offering costs included in accounts payable and accrued expenses	—	—	1,040
Right-of-use operating assets obtained in exchange for lease liabilities	46,244	—	—
Fair value of 758,694 shares of common stock issued during the year ended December 31, 2020 in connection with the acquisition of Narellan Pty Limited	—	—	2,208
Change in defined benefit pension plan liability	—	—	(149)
Net working capital adjustment receivable	—	—	750

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.NATURE OF THE BUSINESS

Latham Group, Inc. (“the Company”) wholly owns Latham Pool Products, Inc. (“Latham Pool Products”) (together, “Latham”) a designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. Latham offers a portfolio of pools and related products, including in-ground swimming pools, pool liners, and pool covers.

On December 18, 2018, Latham Investment Holdings, LP (“Parent”), an investment fund managed by affiliates of Pamplona Capital Management (the “Sponsor”), Wynnchurch Capital, L.P., and management acquired all of the outstanding equity interests of Latham Topco., Inc. a newly incorporated entity in the State of Delaware. Latham Topco, Inc. changed its name to Latham Group, Inc. on March 3, 2021.

Stock Split, Initial Public Offering and Reorganization

On April 13, 2021, the Company’s certificate of incorporation was amended and restated. On April 13, 2021, the Company effected a 109,673.709-for-one stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share data included in these consolidated financial statements and notes thereto have been adjusted retroactively to reflect the impact of the amended and restated certificate of incorporation and the stock split. Refer to Note 20 for additional detail.

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

Prior to the closing of the Company’s IPO on April 27, 2021 (the “Closing of the IPO”), the Company’s parent entity, Parent, merged with and into Latham Group, Inc. (the “Reorganization”). Refer to Note 20 for additional detail.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are evaluated on an ongoing basis and revised as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known.

Seasonality

Although the Company generally has demand for its products throughout the year, its business is seasonal and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation, and remodeling and repair activities. Sales periods having severe weather may also affect net sales.

Leases

On January 1, 2022, the Company adopted ASU 2016-02, “Leases (Topic 842),” and the related amendments (collectively “ASC 842”). The optional transition method of adoption was used, in which the cumulative effect of initially applying the new standard to existing leases was $0.3 million to record the operating lease right-of-use assets and the related liabilities as of January 1, 2022. Under this method of adoption, the comparative information has not been revised and continues to be reported under the previously applicable lease accounting guidance (“ASC 840”).

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

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods or services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, that performance obligation is satisfied.

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

Each product shipped is considered to be one performance obligation. For each product shipped, the transaction price by product is specified in the purchase order. The Company recognizes revenue on the transaction price less any estimated rebates, cash discounts, or other sales incentives. Customer rebates, cash discounts, and other sales incentives are estimated by applying the portfolio approach using the most-likely-amount method and are recorded as a reduction to revenue. Estimates are updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. The Company believes the most-likely-amount method best predicts the amount of consideration to which it will be entitled.

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

The Company does not engage in contracts greater than one year, and therefore does not have any contract costs capitalized as of December 31, 2022, and 2021.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the period between the transfer of a promised good to a customer and when the customer pays for that product is one year or less.

Warranties

The Company offers limited assurance-type warranties on most of its products, which assure that the product will comply with agreed upon specifications. These assurance-type warranties are not separately priced and are not considered separate performance obligations. The Company also offers optional extended service contracts that are separately priced. The Company recognizes revenue related to extended service contracts over the term of the contract.

The Company’s assurance-type warranties generally range from five years to lifetime warranties. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. The accuracy of the estimate of additional costs is dependent on the number and cost of future claims submitted during the warranty periods. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company believes that the reserves established for estimated and probable future product warranty claims are adequate. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. Warranty costs are recorded within cost of sales on the consolidated statements of operations. The Company’s provision for product warranties was recorded within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets as of December 31, 2022 and 2021.

Cost of Sales

Cost of sales includes the cost of materials and all costs to make products saleable, such as labor, materials, inbound freight, including inter-plant freight, purchasing, and receiving costs, operating lease costs related to distribution and manufacturing facilities, and warehousing and distributions costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of sales. The Company records shipping and handling costs associated with outbound freight as cost of sales when the related revenue is recognized in the accompanying consolidated statements of operations.

Exit or Disposal Costs

The Company accounts for exit or disposal of activities in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company defines an exit or disposal activity as one that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business exit costs may include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities. The Company records one-time employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.

Trade Receivables, Net

Trade receivables are recorded at the original invoiced amount and do not bear interest. The Company maintains an allowance for bad debt. The allowance for bad debt is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowances based on historical write-off experience. The Company’s allowance for bad debt as of December 31, 2022 and 2021 was $3.2 million and $2.4 million, respectively.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. The Company also has bank deposits in international accounts. The Company has not historically sustained any credit losses in such accounts and believes it is not exposed to any significant credit risk related to its cash. The Company routinely reviews the financial strength of its customers before extending credit and believes that its trade receivables credit risk exposure is limited. Generally, the Company does not require collateral from its customers. The Company provides extended payment terms to certain customers.

During the years ended December 31, 2022, 2021 and 2020, one customer represented approximately 20.3%, 25.0% and 22.3% of the Company’s net sales, respectively. As of December 31, 2022 and 2021, outstanding trade receivables related to this customer were $1.6 million and $10.7 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach, or cost approach. There were no transfers between fair value measurement levels during the years ended December 31, 2022, 2021 and 2020.

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

Equity Method Investments

Investments and ownership interests in common stock or in-substance common stock are accounted for under the equity method accounting if the Company has the ability to exercise significant influence over the entity, but does not have a controlling financial interest. The Company also uses the equity method of accounting for investments in a partnership or limited liability company with specific ownership accounts, if the Company has an ownership interest of 5% or more. Under the equity method, investments are initially recognized at cost and adjusted to reflect the Company’s interest in net earnings, dividends received and other-than-temporary impairments. The Company records its interest in the net earnings of its equity method investee, along with adjustments for amortization of basis differences, investee capital transactions and other comprehensive income (loss), within earnings (losses) from equity method investment in the consolidated statements of operations. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to the underlying basis differences. Profits or losses related to intra-entity sales with its equity method investee are eliminated until realized by the investor or investee.

The Company records its proportionate share of earnings or losses of Premier Holdco, LLC (“Premier Pools & Spas”) within earnings from equity method investment in the consolidated statements of operations on a three-month lag. For presentation in the consolidated statements of cash flows, the Company utilizes the cumulative earnings approach for purposes of determining whether distributions should be classified as either a return on investment, which are included in operating activities, or a return of investment, which would be included in investing activities. Under the cumulative earnings approach, the Company compares the distributions received to its cumulative equity-method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities.

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

Inventories, Net

Inventories, primarily raw materials and finished goods, are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventory costs include all costs directly attributable to the products, including all manufacturing overhead, and excludes costs to distribute. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. As of December 31, 2022 and 2021, the Company’s reserve for estimated slow moving products or obsolescence was $4.6 million and $2.7 million, respectively.

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

The Company capitalizes external costs and directly attributable internal costs to acquire or create internal-use software that are incurred subsequent to the completion of the preliminary project state. These costs relate to activities such as software design, configuration, coding, testing, and installation, and they exclude training and maintenance. Once the software is substantially complete and ready for its intended use, capitalized development costs are amortized straight-line over the estimated useful life of the software, generally not to exceed five years.

Long-Lived Assets

Long-lived assets include property and equipment and definite-lived intangible assets. The Company evaluates the carrying value of its long-lived assets for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant decrease in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or a significant decrease in its physical condition, and operating or cash flow performance that demonstrates continuing losses associated with an asset or asset group. The Company also considers non-financial data such as changes in the operating environment, competitive information, market trends, and business relationships.

A potential impairment has occurred if the projected future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group are less than the carrying value of the asset or asset group. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operation. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded equal to the excess of the asset or asset group’s carrying value over its fair value. Fair value is measured using appropriate valuation methodologies that would typically include a projected discounted cash flow model using a discount rate the Company believes is commensurate with the risk inherent in its business. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.

The Company amortizes its definite-lived intangible assets using the straight-line method. The weighted-average estimated useful lives (in years) of the Company’s definite-lived intangible assets are as follows:

Estimated
Asset	Useful Life
Trade names and trademarks	9 – 25 years
Technology	15 years
Pool designs	14 – 15 years
Dealer relationships	5 – 13 years
Patented technology	5 – 10 years
Non-competition agreements	5 years
Franchise relationships	4 years
Order backlog	10 months

Goodwill

The Company accounts for goodwill as the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not subject to amortization; rather, the Company tests goodwill for impairment annually on the first day of the Company’s fourth fiscal quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. The Company has one reporting unit for goodwill impairment testing purposes.

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

Segment Reporting

The Company identifies operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance.

The Company conducts its business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, liners, and covers. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.

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

The Company records liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have less than a 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense (benefit) and liability in the period in which such changes occur.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) within the consolidated statements of operations. The Company had $0.6 million of accrued interest and no accrued penalties as of December 31, 2022. The Company had $0.3 million of accrued interest and no accrued penalties as of December 31, 2021. The Company reinvests earnings of foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings.

Stock-Based Compensation

Stock-based compensation is measured and recognized based on the grant date fair value of the awards. The fair value of the Company’s common stock is determined based on the quoted market price of the Company’s common stock for purposes of computing stock-based compensation expense. For stock options, the Company uses a Black-Scholes model for estimating the grant date fair value. The Black-Scholes pricing model requires critical assumptions including risk-free rate, volatility, expected term and expected dividend yield. The expected term is computed using the simplified method. The Company uses the simplified method to calculate expected term of the stock options as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. The Company considers the historical volatility of the Company’s stock price, as well as its implied volatility. The Company utilized a dividend yield of zero, since it has no history or plan of declaring dividends on its common stock. The assumptions underlying these valuations represented the Company’s best estimate, which involved inherent uncertainties and the application of judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of the Company’s stock-based compensation expense could have been materially different.

For stock options, restricted stock awards and restricted stock units, stock-based compensation is recognized using a graded vesting method over the requisite service period in which employees earn the awards. The Company accounts for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

Contemporaneously with the pricing of the Company’s IPO, on April 22, 2021, the Company effected its Omnibus Incentive Plan (as defined below) in which it granted to certain employees of the Company restricted stock awards, restricted stock units, and stock option awards inclusive of the as converted Class B units as a result of the Reorganization.

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

Advertising Costs

Advertising costs, consisting of costs related to dealer conferences and commercials, are expensed as incurred and are included in selling, general, and administrative expense on the consolidated statements of operations. Total advertising costs were $9.8 million, $7.6 million, and $5.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Income tax (benefit) expense on the components of other comprehensive income (loss) was not significant for the years ended December 31, 2022, 2021 and 2020.

Earnings Per Share

Basic net income per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the diluted weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares are included in the diluted per-share calculations when the effect of their inclusion is dilutive.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to how operating leases were accounted for under the prior guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020. In June 2020, the FASB issued additional guidance delaying the effective date for all entities, except for public business entities. The Company adopted ASU 2016-02 on January 1, 2022 using the modified retrospective approach and elected the package of practical expedients to use in transition, which permitted the Company to not reassess, under the new standard, its prior conclusions about lease identification and lease classification. The adoption resulted in the addition of $33.5 million of operating lease right-of-use assets, and $34.0 million of operating lease liabilities, a decrease of $0.2 million to deferred rent and a decrease of $0.3 million to retained earnings for the cumulative effect of initially applying the new standard. The adoption did not have a material impact on the Company’s consolidated statements of operations, consolidated statements of stockholders’ equity, or consolidated statements of cash flows. See Note 13, “Leases” for additional information related to the Company’s leases and accounting policy elections.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which narrowed the scope and changed the effective date for nonpublic entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are U.S. Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. For public entities, ASU 2020-01 is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. For nonpublic companies, ASU 2020-01 is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. The adoption of this standard during the year ended December 31, 2022 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, that clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, this guidance applies to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This guidance is effective for all entities upon issuance on March 12, 2020 and may be applied through December 31, 2022. The expedients and exceptions in this guidance are optional. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under GAAP.

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

3.ACQUISITIONS

Narellan Group Pty Limited

On May 31, 2019 (the “Acquisition Date”), Latham Pool Products acquired Narellan Group Pty Limited and its subsidiaries (collectively “Narellan”) for a total purchase price of $35.2 million (the “Narellan Acquisition”). The results of Narellan’s operations have been included in the consolidated financial statements since that date. Narellan is a fiberglass pool manufacturer based in Australia with operations in Australia, New Zealand, and Canada. The acquisition expanded the Company’s operations to a broader geographical footprint. Additionally, the acquisition provided the Company with an increase in dealer and franchise relationships. In connection with the Narellan Acquisition, consideration paid included $20.2 million in cash, $7.6 million in equity consideration, and $7.4 million of contingent consideration as of the Acquisition Date. The cash consideration was funded, in part, through long-term debt proceeds of $22.3 million, net of discount of $0.7 million. The equity consideration consisted of common stock. The valuation of the common stock was prepared using a quantitative put options method. The Company incurred $1.1 million in transaction costs.

The Company agreed to pay the contingent consideration in the form of cash and equity consideration to the seller if certain EBITDA targets were achieved for any of the trailing twelve months periods ended December 31, 2019, June 30, 2020, or the year ended December 31, 2020 (the “Contingent Consideration”). The fair value of the Contingent Consideration at the Acquisition Date was $7.4 million.

On September 25, 2020, the Company amended the terms of the Narellan share purchase agreement to accelerate the settlement of the Contingent Consideration with the selling shareholders of Narellan based upon estimated EBITDA for the year ended December 31, 2020. The Contingent Consideration was settled through a cash payment of $6.6 million and the issuance of an additional 758,697 shares of common stock as equity consideration, which had a contractual value of $2.2 million and was recorded as a capital contribution on the consolidated statements of stockholders’ equity. Since the fair value of the common stock issued of $2.8 million exceeded the contractual value of $2.2 million and the selling shareholders were also employees of the Company as of the settlement date, the Company recorded the excess remuneration paid to the selling shareholders of $0.6 million as stock-based compensation in the consolidated statements of operations and as contributed capital in the consolidated statements of stockholders’ equity as of and for the year-ended December 31, 2020.

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

Trojan Leisure Products, LLC d/b/a Radiant Pools

On November 24, 2021, Latham Pool Products acquired Trojan Leisure Products, LLC d/b/a Radiant Pools (“Radiant”) for a total purchase price of $90.7 million (the “Radiant Acquisition”). The results of Radiant’s operations have been included in the consolidated financial statements since that date. Radiant specializes in manufacturing proprietary vinyl liner aluminum swimming pools that can be built completely in-ground, semi-in-ground, or above ground. As a result, this acquisition expanded the Company’s product offerings. In connection with the Radiant Acquisition, consideration paid was $90.7 million in cash, or $90.5 million net of cash acquired of $0.2 million. The cash consideration was funded, in part, through long-term debt proceeds of $50.0 million. The Company incurred $2.9 million in transaction costs.

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

The Company accounted for the Radiant Acquisition using the acquisition method of accounting in accordance with ASC 805. This requires that the assets acquired and liabilities assumed be measured at fair value. The Company estimated, using Level 3 inputs, the fair value of certain fixed assets using a combination of the cost approach and the market approach. Inventories were valued using the comparative sales method, less the cost of disposal. Specific to intangible assets, customer relationships and order backlog were valued using the multi-period excess earnings method, whereas trade names, technology, and pool designs were valued using the relief from royalty method. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

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

The excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed in the acquisition was allocated to goodwill in the amount of $14.1 million. Goodwill resulting from the Radiant Acquisition was attributable to the expanded market share and product offerings. Goodwill resulting from the Radiant Acquisition is deductible for tax purposes.

The Company allocated a portion of the purchase price to specific intangible asset categories as follows:

	Fair Value	Amortization
Definite-lived intangible assets:	(in thousands)	Period
Dealer relationships	$37,000	13 years
Trade names	13,000	25 years
Technology	13,000	15 years
Pool designs	7,900	15 years
Order backlog	1,600	10 months
	$72,500

The following are the net sales and net income from Radiant included in the Company’s results from the Radiant Acquisition Date through December 31, 2021:

Year Ended
(in thousands)	December 31, 2021
Net sales	$2,211
Net income	$3

Other Business Combinations

During the fiscal quarter ended December 31, 2022, the Company completed the acquisition of certain fiberglass pool manufacturing assets in Seminole, Oklahoma that qualified as a business combination. This transaction resulted in an increase to goodwill, but was not material to our consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted. There were no other business combinations during the year ended December 31, 2022.

Pro Forma Financial Information (Unaudited)

The following pro forma financial information presents the statements of operations of the Company with GLI and Radiant as if the acquisitions occurred on January 1, 2020. The pro forma results do not include any anticipated synergies, cost savings, or other expected benefits of an acquisition. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisitions been completed on January 1, 2020 and is not necessarily indicative of the Company’s future financial results.

	Year Ended
	December 31,
(in thousands)	2022	2021	2020
Net sales	$695,736	$662,282	$486,276
Net (loss) income	$(5,426)	$(50,382)	$24,077

The pro forma financial information presented above reflects the effects as a result of the acquisitions, including the amortization expense from acquired intangible assets, the depreciation and amortization expense from acquired property and equipment, the additional cost of sales from acquired inventory, interest expense from debt financing, and any related tax effects. Transaction costs for Radiant are reflected within pro forma net income for the year ended December 31, 2020.

4.EQUITY METHOD INVESTMENT

On October 30, 2020, the Company entered into a securities purchase agreement to purchase 28% of the common units of Premier Pools & Spas for $25.4 million. On August 6, 2021, the Company entered into a securities purchase agreement, together with Premier Holdco LLC, Premier Pools Management Corp. Holdco, Premier Franchise Management Holdco, PFC Holdco, and PPSF, LLC, pursuant to which Premier Group Holdings Inc., an affiliate of Wynnchurch Capital, L.P., acquired 29.8% of the common units of Premier Pools & Spas in aggregate from all sellers, including the Company. Sellers who were not related parties of Wynnchurch Capital, L.P. or the Company determined the purchase price per common unit paid by Premier Group Holdings Inc., indicating the amount paid for the common units of Premier Pools & Spas reflects the price that would be paid in an arm’s-length transaction. As a result of the transaction, the Company received cash proceeds of $6.8 million and recorded a gain on the sale of equity method investment of $3.9 million, which was recorded within other (income) expense, net on the consolidated statements of operations for the fiscal year ended December 31, 2021. The Company’s post-sale ownership interest in Premier Pools & Spas was 20.1% following such transaction. On December 17, 2021, Premier Pools & Spas issued additional non-voting common units to Premier Group Holdings Inc. As a result of the transaction, the Company recorded a gain on the sale of equity method investment of $1.0 million. The Company’s ownership interest in Premier Pools & Spas after the issuance of additional non-voting common units is 18.2% while its’ voting interest remains 20.1%.

The Company historically has concluded that it held common stock of Premier Pools & Spas and had the ability to exercise significant influence over Premier Pools & Spas but did not have a controlling financial interest. As required when there is a change in facts or circumstances, the Company reassessed its ability to exercise significant influence during the fiscal quarter ended December 31, 2022. The Company concluded that it no longer had the ability to exercise significant influence. However, the Company also considered that it has an ownership interest of greater than 5% in Premier Pools & Spas, which is a limited liability company with specific ownership accounts. Accordingly, because of the legal form of the investee, the Company continues to account for this investment using the equity method of accounting since it is not required to demonstrate the ability to exercise significant influence under the relevant guidance. The Company’s proportionate share of the earnings or losses of the investee are reported as a separate line in the consolidated statements of operations.

Premier Pools & Spas is a holding company for its manufacturing and franchising companies including PFC LLC, Premier Franchise Management LLC, Premier Pools Management LLC, and Premier Fiberglass LLC (the “Premier Companies”). The Premier Companies are a leading swimming pool-building brand that uses its franchisee network to sell and install pools around the United States.

In connection with Latham’s investment in Premier Pools & Spas, the Company entered into an exclusive supply agreement with Premier Pools & Spas, the Premier Companies, and Premier Pools & Spas’ franchisees (“Premier Franchisees”) (together, the “Customer”). Premier Pools & Spas does not consolidate the operations of the Premier Franchisees. Per the supply agreement, Latham is the exclusive supplier of the Premier Franchisees for specific pool and pool products. These products include fiberglass products and packaged pool products. The initial term of the supply agreement is ten years.

For the first three years of the supply agreement, the Customer is entitled to a low-teens percentage rebate for all fiberglass pools sold and an additional growth rebate of a low single-digit to low-teens percentage based on year over year sales growth on fiberglass pools (the “Rebates”). The Rebates will be paid directly to Premier Pools Management Corp. Holdco, assuming the Premier Franchisees are in good standing with respect to amounts owed to the Company.

As of December 31, 2022 and 2021, the Company’s carrying amount for the equity method investment in Premier Pools & Spas was $25.1 million and $23.4 million, respectively. During the fiscal year ended December 31, 2022, Premier Pools & Spas paid the Company dividends of $2.5 million that are presented on the consolidated statement of cash flows as distribution received from equity method investment. During the fiscal year ended December 31, 2021, Premier Pools & Spas paid the Company dividends of $2.2 million that are presented on the consolidated statement of cash flows as distribution received from equity method investment of $1.8 million and return of equity method investment of $0.4 million, respectively. The Company recorded its interest in net earnings of Premier Pools & Spas of $4.2 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively, which included basis difference adjustments of $0.2 million and $0.3 million, respectively.

5.FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a nonrecurring basis

The Company’s non-financial assets such as goodwill, intangible assets and property and equipment are measured at fair value upon acquisition and remeasured to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 2 and Level 3 inputs.

Fair value of financial instruments

The Company considers the carrying amounts of cash, trade receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, to approximate fair value because of the short-term maturities of these instruments.

Term loans

Term loans are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	December 31,
	2022		2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
New Term Loan	$312,881	$290,979	$—	$—
Amended Prior Term Loan	$—	$—	$280,408	$281,926

Interest rate swap

The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of December 31, 2022 and 2021, the Company’s interest rate swap asset was $3.5 million and $0.5 million, respectively, which was recorded within other assets on the consolidated balance sheets.

6.GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying value of goodwill during the years ended December 31, 2022 and 2021 (in thousands):

Amount
Balance as of December 31, 2020	$115,750
Acquisition	13,718
Foreign currency translation adjustment	(597)
Balance as of December 31, 2021	128,871
Acquisition	2,753
Measurement period adjustment	384
Foreign currency translation adjustment	(625)
Balance as of December 31, 2022	$131,383

The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2022 and 2021 in accordance with Step 0 of ASC 350 and determined that goodwill was not impaired.

Intangible Assets

Intangible assets, net as of December 31, 2022 consisted of the following (in thousands):

	December 31, 2022
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(84)	$22,982	$125,034
Patented technology	16,126	37	6,959	9,204
Technology	13,000	—	939	12,061
Pool designs	13,628	(10)	2,037	11,581
Franchise relationships	1,187	45	1,064	168
Dealer relationships	197,376	13	46,699	150,690
Order backlog	1,600	—	1,600	—
Non-competition agreements	2,476	—	1,999	477
	$393,493	$1	$84,279	$309,215

Intangible assets, net as of December 31, 2021 consisted of the following (in thousands):

	December 31, 2021
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$439	$16,382	$132,157
Patented technology	16,126	65	5,205	10,986
Technology	13,000	—	72	12,928
Pool designs	13,628	265	1,101	12,792
Franchise relationships	1,187	54	767	474
Dealer relationships	197,376	22	30,838	166,560
Order backlog	1,600	—	160	1,440
Non-competition agreements	2,476	—	1,503	973
	$393,493	$845	$56,028	$338,310

The Company recognized $28.2 million, $22.6 million, and $17.3 million of amortization expense related to intangible assets during the years ended December 31, 2022, 2021, and 2020, respectively.

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Amortization
Year Ended	Expense
2023	$26,528
2024	25,708
2025	25,550
2026	25,550
2027	25,550
Thereafter	180,329
$309,215

7.INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$95,388	$77,510
Finished goods	69,832	32,046
	$165,220	$109,556

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$1,811	$1,744
Building and improvements	9,946	7,369
Machinery and equipment	31,765	27,910
Furniture and fixtures	1,585	1,470
Computer equipment and software	6,888	7,011
Molds and dyes	16,934	13,365
Leasehold improvements	9,640	4,560
Vehicles	4,883	4,363
Construction in progress	46,581	18,677
	130,033	86,469
Less: Accumulated depreciation	(31,849)	(22,963)
	$98,184	$63,506

Depreciation and amortization expense related to property and equipment during the years ended December 31, 2022, 2021 and 2020 was $10.0 million, $9.7 million, and $8.0 million, respectively. Construction in progress recorded as of December 31, 2022 and 2021 primarily related to an increase in fiberglass molds and fiberglass production capacity. The Company recorded aggregate losses on sales and disposals of property and equipment of $0.2 million, $0.3 million, and $0.3 million during the years ended December 31, 2022, 2021 and 2020, respectively.

9.LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	December 31,
	2022	2021
New Term Loan	$322,562	$—
Amended Prior Term Loan	—	284,009
Less: Unamortized discount and debt issuance costs	(9,681)	(3,601)
Total debt	312,881	280,408
Less: Current portion of long-term debt	(3,250)	(17,220)
Total long-term debt	$309,631	$263,188

On February 23, 2022, Latham Pool Products entered into an agreement (the “New Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “New Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan (the “New Term Loan”) in an initial principal amount of $325.0 million (the “Refinancing”). On the closing date, proceeds under the New Credit Agreement were used to terminate the Credit Agreement (as defined below) by repayment of $294.0 million of outstanding debt thereunder and for general corporate purposes. As of December 31, 2022, the Company was in compliance with all financial covenants under the New Credit Agreement

New Revolving Credit Facility

The New Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros, and Australian Dollars. The New Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the New Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the New Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the New Credit Agreement), plus a margin of 2.50%. Loans outstanding under the New Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the New Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the New Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is, initially, 0.375% per annum and will, thereafter, accrue at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the New Credit Agreement, the “First Lien Net Leverage Ratio”). Borrowings under the New Revolving Credit Facility are due at maturity.

The Company incurred debt issuance costs of $0.8 million related to the New Revolving Credit Facility. The debt issuance costs were recorded within other assets on the consolidated balance sheet and are being amortized over the life of the New Revolving Credit Facility.

The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate, or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness, and make restricted payments and other distributions.

As of December 31, 2022, there were no outstanding borrowings on the New Revolving Credit Facility.

New Term Loan

Pursuant to the New Credit Agreement, Latham Pool Products borrowed $325.0 million in term loans. The New Term Loan matures on February 23, 2029. Loans outstanding under the New Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin ranging from

3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the New Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the New Term Loan are subject to scheduled quarterly amortization payments of $812,500, equal to 0.25% of the initial principal amount of the New Term Loan. The New Term Loan contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales, and casualty and condemnation events, in each case, subject to customary exceptions.

The Company recorded $6.1 million of debt issuance costs and $4.9 million of debt discount related to the New Term Loan as a direct reduction to the carrying amount of long-term debt on the consolidated balance sheet.

Outstanding borrowings as of December 31, 2022 were $312.9 million, net of discount and debt issuance costs of $9.7 million. In connection with the New Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of December 31, 2022, the unamortized debt issuance costs and discount on the New Term Loan were $5.4 million and $4.3 million, respectively. The effective interest rate was 9.14% at December 31, 2022, including the impact of the Company’s interest rate swap.

Prior Revolving Credit Facility

On December 18, 2018, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Prior Revolving Credit Facility”) in the amount of up to $30 million, as well as the Prior Term Loan (as described and defined below). The Prior Revolving Credit Facility was utilized to finance ongoing general corporate and working capital needs.

The Prior Revolving Credit Facility allowed for either Eurocurrency borrowings, bearing interest ranging from 4.50% to 4.75%, or base rate borrowings, bearing interest ranging from 3.50% to 3.75% depending on the First Lien Net Leverage Ratio, as defined in the Credit Agreement. A commitment fee accrued on any unused portion of the commitments under the Prior Revolving Credit Facility. The commitment fee was due and payable quarterly in arrears and was equal to the applicable margin times the actual daily amount by which the $30.0 million initial commitment exceeded the sum of the outstanding borrowings under the Revolver and outstanding Letters of Credit obligations. The applicable margin ranged from 0.375% to 0.500% as determined by the Company’s First Lien Net Leverage Ratio as defined in the Credit Agreement.

The Company was required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, and make prepayments. As of December 31, 2021, the Company was in compliance with all financial-related covenants related to the Credit Agreement. There were no amounts outstanding as of December 31, 2021 on the Revolver or Letters of Credit. The Prior Revolving Credit Facility was terminated in connection with the Refinancing.

Prior Term Loan

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Prior Term Loan”). The Prior Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million, which was accounted for as a modification to the Prior Term Loan, to fund the Company’s acquisition of Narellan Group Pty Limited and its subsidiaries (the “First Amendment”). On October 14, 2020, Latham Pool Products amended the First Amendment to provide additional borrowings of $20.0 million, which was accounted for as new debt (the “Second Amendment”). The Second Amendment was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to purchase and retire equity interests and to pay a distribution. On March 31, 2021, Latham Pool Products amended its Term Loan to revise the applicable reporting requirements (the “Fourth Amendment”). On April 27, 2021, upon completion of the IPO, the Company used $152.7 million of the net proceeds from the IPO to repay $152.7 million of the Prior Term Loan. On November 24, 2021, Latham Pool Products amended the Term Loan to provide additional borrowings of $50 million (the “Fifth Amendment”). The proceeds from this incremental term loan were used to finance the Radiant Acquisition in part. The Prior Term Loan, collectively with the First Amendment, Second Amendment, Third Amendment, the Fourth Amendment, and the Fifth Amendment, is referred to as the “Amended Prior Term Loan.”

The Amended Prior Term Loan bore interest at (1) a base rate equal to the highest of (i) the Federal Funds Rate plus 1∕2 of 1%, (ii) the “prime rate” published in the Money Rates section of the Wall Street Journal and (iii) LIBOR (2) plus a Loan Margin of (i) 6.00% for Eurocurrency Rate Loans and (ii) 5.00% for Base Rate Loans, as defined in the Credit Agreement. Principal payments under the First Amendment were calculated as 0.629% of the outstanding principal balance. In connection with the Amended Prior Term Loan, the Company was subject to various financial reporting, financial and other covenants, including maintaining specific liquidity measurements.

Under the Amended Prior Term Loan, the Company was required to make mandatory prepayments based on the Company’s excess cash flow for the year, as follows (as a percentage of the Company’s excess cash flow for the year):

Mandatory
Prepayment
Net Leverage Ratio	Percentage
> 3.50:1.00	90%
> 3.00:1.00 and ≤ 3.50:1.00	75%
> 2.50:1.00 and ≤ 3.00:1.00	50%
> 2.00:1.00 and ≤ 2.50:1.00	25%
≤ 2.00:1.00	0%

Net Leverage Ratio in the table above was defined, as of any date of determination, as the ratio of net indebtedness at such date to consolidated earnings before interest, taxes, depreciation, and amortization.

There was no estimated mandatory prepayment to be paid as of December 31, 2021. There also was negative covenants, including, but not limited to, certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, and make prepayments. As of December 31, 2021, the Company was in compliance with all financial-related covenants related to the Term Loan.

As of December 31, 2021, the unamortized debt issuance costs and discount on the Amended Prior Term Loan were $2.5 million and $1.1 million, respectively. The effective interest rate was 7.04% at December 31, 2021. The Amended Prior Term Loan was repaid and terminated in connection with the Refinancing.

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

Debt Maturities

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Term Loan
Year Ended	Facility
2023	$3,250
2024	3,250
2025	3,250
2026	3,250
2027	3,250
Thereafter	306,312
$322,562

The obligations under the New Credit Agreement are guaranteed by certain wholly owned subsidiaries (the “Guarantors”) of the Company as defined in the security agreement. The obligations under the New Credit Agreement are secured by substantially all of the Guarantors’ tangible and intangible assets, including their accounts receivables, equipment, intellectual property, inventory, cash and cash equivalents, deposit accounts, and security accounts. The New Credit Agreement also restricts payments and other distributions unless certain conditions are met, which could restrict the Company’s ability to pay dividends. The ownership chain between Latham Pool Products and the Company consists of a series of holding companies with no material assets, liabilities, or standalone operations other than indirect equity interests in Latham Pool Products.

10.COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued sales rebates	$16,705	$20,300
Accrued product warranties	3,763	4,717
Accrued incentives	2,727	9,205
Accrued vacation	2,422	2,773
Accrued payroll	5,750	6,107
Accrued interest	2,868	—
Accrued third-party services	706	1,458
Income taxes payable	923	587
Deferred revenue	4,480	5,927
Other accrued expenses	10,541	8,023
Total accrued expenses and other current liabilities	$50,885	$59,097

Allowance for Bad Debt

The allowance for bad debt consisted of the following (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Balance at the beginning of the year	$2,393	$1,438	$1,322
Bad debt expense	2,011	979	358
Write-offs, net of recoveries	(1,243)	(24)	(242)
Balance at the end of the year	$3,161	$2,393	$1,438

11.PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Balance at the beginning of the year	$4,909	$2,882	$2,846
Accruals for warranties issued	4,567	8,824	3,966
Warranty liabilities assumed in GLI Acquisition	—	—	118
Warranty liabilities assumed in Radiant Acquisition	—	50	—
Less: Settlements made (in cash or in kind)	(5,486)	(6,847)	(4,048)
Balance at the end of the year	$3,990	$4,909	$2,882

12.EXIT OR DISPOSAL COSTS

On November 8, 2022, the Company approved a cost reduction plan focused on efforts to improve efficiencies and decrease costs. The plan involved the closure of the Company’s manufacturing facility in Bossier City, Louisiana, and a reduction to the Company’s workforce. The Company expects to incur charges for employee severance and related costs, as well as fixed asset and facility related expenses, of approximately $1.6 million.

During the year ended December 31, 2022, the Company recognized costs related to the plan totaling $1.1 million, comprised primarily of $1.0 million for severance and related costs and $0.1 million of fixed asset and facility related expenses. These charges were included in cost of sales and selling, general, and administrative expenses in the consolidated statements of operations. The remaining costs under the plan of approximately $0.5 million are expected to be incurred and recognized in 2023. The Company did not have an exit or disposal cost related liability as of December 31, 2022 or 2021.

13.LEASES

The Company leases vehicles, manufacturing facilities, office space, land, and equipment under operating leases. As of December 31, 2022, our operating leases substantially have remaining terms of one year to eleven years, some of which include options to extend and/or terminate the leases. The Company does not have material finance leases.

The components of lease expense for the year ended December 31, 2022 were as follows (in thousands):

Year Ended
December 31, 2022
Operating lease expense	$9,085
Short-term lease expense	156
Variable lease expense	573
Total lease expense	9,814

The table below presents supplemental information related to leases as of December 31, 2022:

December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	6.5
Weighted-average discount rate
Operating leases	4.9%

The table below presents supplemental information related to the cash flows for operating leases recorded on the consolidated statements of cash flows (in thousands):

Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,920

The following table summarizes maturities of operating lease liabilities as of December 31, 2022:

Operating Leases
2023	$8,663
2024	8,045
2025	7,386
2026	5,903
2027	4,243
Thereafter	12,036
Total lease payments	46,276
Less: Interest	(6,962)
Present value of lease liability	$39,314

Under ASC 840, the minimum annual rental commitments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Year Ended
2022	$8,094
2023	6,278
2024	5,674
2025	4,726
2026	3,479
Thereafter	6,854
$35,105

Under ASC 840, rental expense during the years ended December 31, 2021 and 2020 was $8.8 million and $6.8 million, respectively.

14.NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
In-ground Swimming Pools	$385,467	$368,465	$237,410
Covers	158,449	132,126	84,524
Liners	151,820	129,865	81,455
	$695,736	$630,456	$403,389

15.INCOME TAXES

The Company is subject to United States federal, state, and local income taxes, as well as other foreign income taxes. The domestic and foreign components of its income (loss) before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Income (loss) before income taxes:
Domestic	$2,574	$(68,261)	$19,609
Foreign	11,147	14,731	3,150
Total	$13,721	$(53,530)	$22,759

Current and deferred income tax expense (benefit) is composed of the following (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Current income tax expense:
Domestic	$22,133	$19,855	$10,342
Foreign	1,084	991	1,104
Total current tax expense	23,217	20,846	11,446
Deferred income tax (benefit) expense:
Domestic	(6,020)	(1,912)	(4,532)
Foreign	2,218	(10,116)	(138)
Total deferred tax (benefit) expense	(3,802)	(12,028)	(4,670)
Total income tax expense	$19,415	$8,818	$6,776

The reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows (% of Income (Loss) Before Income Taxes):

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Federal statutory tax rate	21.0%	21.0%	21.0%
Foreign rate differential	4.1%	(1.4)%	1.2%
State income tax, net of federal benefit	14.0%	(3.3)%	1.4%
Uncertain tax positions	2.1%	(0.3)%	0.8%
Change in valuation allowance	—%	23.8%	(1.1)%
GILTI (FDII)	(4.0)%	0.8%	1.5%
Meals and entertainment	0.7%	(0.2)%	0.5%
Foreign expenses not deductible for tax	3.2%	(0.8)%	1.7%
Transaction costs not deductible for tax	18.8%	(0.2)%	2.0%
Nondeductible stock compensation	67.3%	(48.0)%	—%
Stock compensation shortfall (windfall)	1.2%	—%	—%
Canadian branch income	8.8%	(9.1)%	1.8%
Other permanent items	4.3%	1.2%	(1.0)%
	141.5%	(16.5)%	29.8%

The following table summarizes changes in the valuation allowance (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Balance at January 1	$—	$(12,704)	$(12,463)
Additions	—	—	(241)
Deductions	—	12,704	—
Balance at December 31	$—	$—	$(12,704)

The Inflation Reduction Act (“IRA”) was passed into law on August 16, 2022. The key provisions from the IRA include the implementation of a 15% alternative book income minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. The Company evaluated the key provisions under the IRA and concluded that the provisions are not applicable to Latham for year ended December 31, 2022.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”). The Act made broad and complex changes to the U.S. tax code, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, (2) bonus depreciation that allows for full expensing of qualified property, (3) interest expense deduction limitation rules, and (4) new international tax provisions including, but not limited to, global intangible low-tax income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). The Act also required companies to record/pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The one-time transition tax was based on the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred for U.S. income tax purposes. The Company did not record a liability for the one-time transition tax for all of its foreign subsidiaries as the Company did not have aggregate E&P from those foreign subsidiaries.

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

For the year ended December 31, 2022, the Act's amendments to research and development (“R&D”) expenditures no longer permit an immediate deduction for R&D expenditures, including those related to internally developed software, in the tax year that such costs are incurred. Companies are now required to capitalize and amortize all R&D expenditures and requires taxpayers to determine the proper amount of their R&D costs. The Company considered these new requirements and recorded the deferred tax asset on the capitalization of the R&D expenditures.

In addition, the Act Section 163(j) provides for a change to the interest deduction limitation for tax years starting January 1, 2022, and later. Taxable income no longer is adjusted for depreciation, amortization, and depletion in arriving at adjusted taxable income ("ATI"), resulting in lower ATI and potentially a greater interest disallowance. The Company adjusted the interest expense limitation calculation within the GILTI calculation to account for the Section 163(j) update.

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

Deferred income tax assets and liabilities recorded on the balance sheets as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$7,267	$9,885
Inventories, net	2,663	1,267
Warranty reserve	783	1,041
Trade receivables	719	483
Profits interest units	1,885	1,778
Accrued expenses	352	539
Transaction costs	1,211	1,211
Future branch taxes	(1,820)	(2,462)
Other	1,335	719
Total deferred tax asset	14,395	14,461
Less: Foreign deferred tax benefit	(7,762)	(10,603)
Total domestic deferred tax asset	6,633	3,858
Deferred tax liabilities:
Intangible assets	(49,257)	(50,298)
Property and equipment, net	(6,078)	(5,788)
Prepaid expenses and other	(1,161)	(1,201)
Investments in partnerships	(318)	(2,914)
Total deferred tax liabilities	(56,814)	(60,201)
Net deferred tax liabilities	$(50,181)	$(56,343)

ASC 740, Income Taxes, requires that the Company reduce its deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that it would be able to realize all of its deferred tax assets and that a valuation allowance of $12.7 million was no longer necessary as of December 31, 2021. Accordingly, the valuation allowance was released during the year ended December 31, 2021.

For the year ended December 31, 2022, management considered all evidence, both positive and negative, and concluded that it is more likely than not that it will be able to realize all of its deferred tax assets and no valuation allowance was needed.

As of December 31, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $7.3 million (tax effected), which will be available to offset future taxable income and tax liabilities. The NOL carryforwards expire in calendar years 2026 through 2039.

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

Tax Uncertainties

The liability related to uncertain tax positions, exclusive of interest, is $6.4 million at December 31, 2022. Of this amount, $6.4 million, if recognized, would impact the effective tax rate. The Company does not expect this balance to significantly change within the next twelve months. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of December 31, 2022, the Company had $0.6 million of accrued interest and no accrued penalties.

The Company is subject to income taxes in the U.S., certain states, and numerous foreign jurisdictions. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files a federal consolidated tax return that includes all U.S. entities as well several combined/consolidated state tax returns and separate state tax returns. In addition, the Company files Canadian and Australian tax returns for its Canadian, Australian, and New Zealand entities. The Company is subject to the regular examination of our income tax returns by tax authorities. The Company does not have any federal audits in process. Examinations in material jurisdictions or changes in laws, rules, regulations, or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations, or interpretations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results.

Tax years from the fiscal year ended December 31, 2019 through present are open for examination in the U.S. Tax years and tax periods ended December 31, 2018 through present are open for state examination. The Company’s 2019 Illinois return is currently under examination by the state of Illinois. Tax years and tax periods from June 30, 2019 through present are currently open for examination in Canada. Tax years and tax periods from June 30, 2018 through present are currently open for examination in Australia. Tax years and tax periods from March 31, 2018 through present are currently open for examination in New Zealand.

The following is a reconciliation of the beginning and ending amount of uncertain tax positions (in thousands):

	Year Ended
	December 31,
	2022	2021
Balance at the beginning of the year	$10,011	$9,862
Additions for tax positions taken during prior years	292	149
Additions for tax positions taken during the current year	—	—
Balance at the end of the year	$10,303	$10,011

16.COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of its business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position, results of operations, or cash flows. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

17.EMPLOYEE BENEFIT PLANS

The Company has various retirement savings plans covering substantially all employees of the Company. These plans allow eligible employees to make discretionary contributions. The Company makes discretionary matching and other contributions depending on the plan and recognized expense of $1.7 million, $2.0 million, and $0.8 million related to such plans during the years ended December 31, 2022, 2021 and 2020, respectively.

During the year-ended December 31, 2020, the Company terminated its defined benefit pension plan, liquidating the existing plan assets and settling all remaining plan obligations associated with the Company’s pension plans, which resulted in an immaterial impact to the consolidated financial statements.

18.PROFITS INTEREST UNITS

Prior to the Reorganization, the Company’s Parent granted profit interest units (“PIUs”) in the form of Class B units of the Parent to certain key employees and directors for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. As part of the Reorganization, the vested and unvested PIUs of the Parent were converted on a pro rata basis into equivalent restricted stock units and restricted stock awards of the Company’s common stock. The following table summarizes the activity for all PIUs during the years ended December 31, 2021 and 2020:

		Weighted-Average
		Grant-Date
	Number of PIUs	Fair Value
Balance at January 1, 2020	21,734,170
Granted	7,843,107	0.60
Forfeited	(2,152,315)	0.35
Balance at December 31, 2020	27,424,962	$0.43
Forfeited	(1,266,068)	0.34
Converted at IPO in connection with the Reorganization	(26,158,894)	0.43
Balance at December 31, 2021	—	$—

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

The Company used the following assumptions in conjunction with the Contingent Claims Analysis Model to estimate the fair value of the PIUs:

Year Ended
December 31, 2020
Expected volatility	55.00%
Risk-free interest rate	0.20%
Expected term (in years)	3.2
Expected dividend yield	—%

During the year ended December 31, 2020, the Company recorded $0.6 million in stock-based compensation expense related to the settlement of the Contingent Consideration, which is recorded in selling, general, and administrative expense in the consolidated statements of operations.

19.STOCK-BASED COMPENSATION

On April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective on April 22, 2021, upon pricing of the IPO. The Omnibus Incentive Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The maximum aggregate number of shares reserved for issuance under the Omnibus Incentive Plan is 13,170,212 shares. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the Omnibus Incentive Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, will be $750,000.

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

The following table summarizes the Company’s stock-based compensation expense:

	Year Ended
	December 31,
	2022	2021	2020
Cost of sales	$3,762	$8,697	$—
Selling, general, and administrative	46,872	120,078	1,827
	$50,634	$128,775	$1,827

Of the $128.8 million of stock-based compensation expense recorded during the year ended December 31, 2021, $0.5 million was related to the accelerated vesting of restricted stock and $49.0 million was related to the modification as a result of the Reorganization. Refer to Note 18 above for detail regarding the Company’s equity-based awards issued in the form of PIUs prior to the Reorganization and IPO. The recognized income tax benefit related to stock-based compensation was $0.8 million for the year ended December 31, 2022. The recognized income tax benefit related to stock-based compensation was $0.1 million for the year ended December 31, 2021. There was no recognized income tax benefit related to stock-based compensation for the year ended December 31, 2020. As of December 31, 2022, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $22.9 million, which is expected to be recognized over a weighted-average period of 1.20 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of option awards granted:

	Year Ended
	December 31,
	2022	2021
Risk-free interest rate	2.06%	0.64%
Expected volatility	39.68%	38.19%
Expected term (in years)	6.25	6.25
Expected dividend yield	0.00%	0.00%

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the year ended December 31, 2022:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2022	5,803,124	$19.00
Granted	—	—
Vested	(2,746,520)	19.00
Forfeited	(480,385)	19.00
Outstanding at December 31, 2022	2,576,219	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the year ended December 31, 2022:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2022	278,591	$19.08
Granted	544,832	6.92
Vested	(186,613)	19.05
Forfeited	(18,869)	19.00
Outstanding at December 31, 2022	617,941	$8.37

Stock Options

The following table represents the Company’s stock option activity during the year ended December 31, 2022:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2022	822,886	$19.08
Granted	1,514,372	13.22
Exercised	—
Forfeited	(422,588)	17.25
Outstanding at December 31, 2022	1,914,670	$14.85	8.89	$—
Vested and expected to vest at December 31, 2022	1,914,670	$14.85	8.89	$—
Options exercisable at December 31, 2022	174,607	$19.03	7.39	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $5.53 per share and $7.25 per share, respectively.

20.SHAREHOLDER’S EQUITY

Equity Structure Prior to Reorganization

Prior to the IPO and the Reorganization, the Parent owned 100% of the issued and outstanding common stock of the Company. The capital structure of the Parent consisted of two different classes of limited partnership interests, Class A and Class B units (profits interests). Prior to the Reorganization, none of the Class B units would have been vested for accounting purposes because of the Parent’s $0 Repurchase Right, which applied in the event of a voluntary termination or termination without cause, since it functions as a vesting condition.

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

As the Class A units were akin to common shares as all holders held economic interest of the Parent and were entitled to distributions on a pro rata basis to their respective ownership, the conversion of Class A units to common shares as part of the Reorganization was considered to be the equivalent to a stock split, which requires retrospective treatment for accounting purposes. Accordingly, all share and per share amounts in these consolidated financial statements and related notes have been retroactively restated, where applicable, for all periods herein, to give effect to the conversion ratio applied in connection with the Reorganization. As a result of the retrospective application of the Reorganization, any transaction between the Company and Parent has been eliminated from these consolidated financial statements as these represent intercompany transactions.

Class B units were historically accounted for as compensatory arrangements in accordance with ASC 718 “Compensation – Stock Compensation,” akin to stock appreciation rights, that when vested would share in the economic appreciation of the equity value of Parent over the agreed hurdles. As a result of the Reorganization, the Company determined that only vested Class B units are considered outstanding for accounting purposes. A portion of the Class B units vest based on continued employment by the holder, or time-vesting units, and the remaining Class B units vest upon defined performance and market conditions, or performance-vesting units. Therefore, the Company has considered any unvested restricted shares as contingently issuable shares until they vest. The conversion of time-vesting Class B units to restricted shares is retrospectively included in the weighted-average common shares outstanding used to calculate diluted net income (loss) per share using the treasury stock method for each period in which the individual unit holder’s threshold was met at the reporting date. and therefore the individual unit holder would have participated in a hypothetical distribution to the Parent unit holders, if dilutive. The conversion of performance-vesting Class B units to restricted shares is not included in the weighted-average shares outstanding used to calculate diluted net income (loss) per share for any period prior to the Reorganization and IPO as the performance vesting thresholds were not satisfied and the performance units were not considered probable to vest historically. Refer to Note 21 for additional details relating to net income (loss) per share.

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

Amendment and Restatement of Certificate of Incorporation

On April 22, 2021, the Company’s certificate of incorporation was further amended and restated to, among other things, increase the authorized shares to 1,000,000,000, of which 900,000,000 are shares of common stock, par value $0.0001 per share, and 100,000,000 are shares of preferred stock, par value 0.0001 per share.

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

Repurchase Program

On May 10, 2022, the Company approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $100 million of the Company’s shares of common stock over the next three years. The Company may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. The Company is not obligated to repurchase any of its shares of its common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, the Company’s stock price, alternative uses of capital, the terms of the Company’s debt instruments, and other factors.

During the year ended December 31, 2022, the Company repurchased and concurrently retired 4,483,620 shares of the Company’s common stock for an aggregate amount of $23.0 million, pursuant to the Repurchase Program. All of the shares were repurchased under a Rule 10b5-1 trading plan. As of December 31, 2022, approximately $77.0 million remained available for share repurchases pursuant to the Repurchase Program.

As of and December 31, 2022 and 2021, 112,091,756 and 113,642,487 shares of common stock are issued and outstanding for accounting purposes, respectively.

21.NET (LOSS) INCOME PER SHARE

Basic and diluted net income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income attributable to common stockholders	$(5,694)	$(62,348)	$15,983
Denominator:
Weighted-average common shares outstanding
Basic	113,245,421	110,644,366	101,606,966
Diluted	113,245,421	110,644,366	102,602,738
Net (loss) income per share attributable to common stockholders:
Basic	$(0.05)	$(0.56)	$0.16
Diluted	$(0.05)	$(0.56)	$0.16

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Restricted stock awards	1,904,037	5,909,089	22,524
Restricted stock units	202,622	106,917	—
Stock options	1,757,336	39	—

22.RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. During the years ended December 31, 2022, 2021 and 2020, the Company incurred $0.2 million, $2.1 million, and $0.5 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the consolidated balance sheets as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company had accounts payable - related party to BrightAI of $0.4 million and $0.9 million, respectively.

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

There were no management fees incurred by the Company during the years ended December 31, 2022, 2021 and 2020. The Company reimbursed $0.2 million, less than $0.1 million and less than $0.1 million of out-of-pocket costs and expenses to the Sponsor during the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022 and 2021, there were less than $0.1 million and no outstanding amounts payable to the Sponsor, respectively. The Company reimbursed less than $0.1 million of out-of-pocket costs and expenses to Wynnchurch Capital, L.P. during each of the years ended December 31, 2022, 2021, and 2020. As of both December 31, 2022 and 2021, there were no outstanding amounts payable to Wynnchurch Capital, L.P.

Operating Lease

In May 2019, in connection with the Narellan Acquisition, the Company assumed an operating lease for the manufacture, sale, and storage of swimming pools and associated equipment with Acquigen Pty Ltd, which was owned by an individual employed by the Company. The lease expires in June 2028. The Company recognized $0.5 million and $0.4 million of rent expense related to this lease during the years ended December 31, 2021 and 2020, respectively, which is recognized within selling, general, and administrative expense on the consolidated statements of operations. As of December 31, 2021, the individual was no longer employed by the Company and, therefore, no longer considered a related party. Related party transactions disclosed herein that relate to the individual were recognized while the individual was an employee and considered a related party.

23.GEOGRAPHIC INFORMATION

Net sales by geography is based on the delivery address of the customer as specified in purchase order. Net sales by geographic area was as follows (in thousands):

	December 31,
	2022	2021	2020
Net sales
United States	$558,827	$491,870	$325,716
Canada	91,579	98,662	50,499
Australia	25,827	25,216	20,181
New Zealand	9,346	8,055	3,984
Other	10,157	6,653	3,009
Total	$695,736	$630,456	$403,389

Our long-lived assets by geographic area, which consist of property and equipment, net assets were as follows (in thousands):

	December 31,
	2022	2021
Long-lived assets
United States	$62,598	$52,695
Canada	29,638	4,607
Australia	4,173	4,444
New Zealand	1,775	1,760
Total	$98,184	$63,506

24.CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Latham Group, Inc.

(Parent Company Only)

Condensed Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Investment in subsidiary	$382,790	$353,645
Total assets	$382,790	$353,645
Liabilities and Stockholders’ Equity
Total liabilities	$—	$—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both December 31, 2022 and December 31, 2021; no shares issued and outstanding as of both December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 114,667,975 and 119,445,611 shares issued and outstanding, as of December 31, 2022 and December 31, 2021, respectively	11	12
Additional paid-in capital	440,880	401,846
Accumulated deficit	(54,568)	(48,583)
Accumulated other comprehensive (loss) income	(3,533)	370
Total stockholders’ equity	382,790	353,645
Total liabilities and stockholders’ equity	$382,790	$353,645

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

Condensed Statements of Operations

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2022	2021	2020
Equity in net (loss) income of subsidiary	$(5,694)	$(62,348)	$15,983
Net (loss) income attributable to common stockholders	$(5,694)	$(62,348)	$15,983
Net (loss) income per share
Net (loss) income per share attributable to common stockholders – basic and diluted
Basic	$(0.05)	$(0.56)	$0.16
Diluted	$(0.05)	$(0.56)	$0.16
Weighted-average common shares outstanding – basic and diluted
Basic	113,245,421	110,644,366	101,606,966
Diluted	113,245,421	110,644,366	102,602,738

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

Condensed Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net (loss) income	$(5,694)	$(62,348)	$15,983
Equity in other comprehensive (loss) income of subsidiary	(3,903)	(1,984)	2,825
Comprehensive (loss) income	$(9,597)	$(64,332)	$18,808

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(5,694)	$(62,348)	$15,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net loss (income) of subsidiary	5,694	62,348	(15,983)
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Distribution from subsidiary	23,038	—	—
Investment in subsidiary	—	(117,626)	(65,553)
Net cash provided by (used in) investing activities	23,038	(117,626)	(65,553)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	399,264	—
Proceeds from issuance of common stock	257,663	—	65,553
Repurchase and retirement of common stock	(280,701)	(281,638)	—
Net cash (used in) provided by financing activities	(23,038)	117,626	65,553
Net increase in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements of Registrant (Parent Company Only)

1.Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. Latham Group, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. Under the terms of the New Credit Agreement entered into by the Latham Pool Products, a wholly owned subsidiary of LIMC, which itself is a wholly owned subsidiary of Latham Group, Inc., Latham Pool Products is restricted from making dividend payments, loans or advances to Latham Group, Inc., unless certain conditions are met. As of December 31, 2022 and 2021, substantially all of the consolidated net assets of Latham Pool Products are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.

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

2.Common Stock

During the year ended December 31, 2022, the Company repurchased and concurrently retired 4,483,620 shares of the Company’s common stock for an aggregate amount of $23.0 million, pursuant to the Repurchase Program.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013)”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting following an exemption established by the JOBS Act for “emerging growth companies.”

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements related to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information

Form of Management Incentive Bonus Plan

On March 1, 2023, the compensation committee (the “compensation committee”) of our board of directors approved a new form of our annual, performance-based Management Incentive Bonus Plan (“MIB”) that is applicable to our executive officers and certain other key employees, which is attached hereto as Exhibit 10.17 and is incorporated herein by reference. The new form of MIB initially is applicable for the annual performance period ending as of December 31, 2023.

Form of Equity Award Agreements

On March 1, 2023, the compensation committee approved an updated Form of Restricted Stock Unit Award Agreement and a new Form of Stock Appreciation Right Award Agreement for grants of RSUs and stock appreciation rights (“SARs”) under the Latham Group, Inc. 2021 Omnibus Incentive Plan, which are attached hereto as Exhibits 10.14 and 10.15, respectively, and are incorporated herein by reference. The new forms of equity award agreements were used for the annual equity awards to executive officers on March 1, 2023.

Non-Employee Director Compensation Policy

On February 21, 2023, the compensation committee ratified the Non-Employee Director Compensation Policy without change, which is attached hereto as Exhibit 10.16 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Code of Conduct and Business Ethics

We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Conduct and Business Ethics is posted on our Investor Relations website at https://ir.lathampool.com/ on the Governance page of the website. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11. Executive Compensation

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

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
2.1#

Merger Agreement by and between Latham Group, Inc. and Latham Investment Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

3.1

Amended and Restated Certificate of Incorporation of Latham Group, Inc. (incorporated by reference to Exhibit 3.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

3.2

Amended and Restated Bylaws of Latham Group, Inc. (incorporated by reference to Exhibit 3.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Latham Group, Inc’s Annual Report on Form 10-K filed with the SEC on March 10, 2022 (File No. 001-40358)).

10.1#

Credit and Guaranty Agreement, dated as of February 23, 2022, among Latham Pool Products, Inc., Latham International Manufacturing Corp., the other guarantors party thereto, the lenders and letter of credit issuers party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2022 (File No. 001-40358)).

10.2

Stockholders Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.3

Registration Rights Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358)))

10.4

Form of Indemnification Agreement by and among the Latham Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.5†

Employment Agreement by and between Scott Rajeski and Latham Pool Products, Inc., dated December 17, 2018 (incorporated by reference to Exhibit 10.8 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 15, 2021 (File No. 333-254930))

Exhibit Number	Exhibit Description
10.6†

Offer Letter by and between Joel R. Culp and Latham Pool Products, Inc., dated January 18, 2019 (incorporated by reference to Exhibit 10.11 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 15, 2021 (File No. 333-254930))

10.7†

Employment Agreement by and between Joel R. Culp and Latham Pool Products, Inc., dated February 11, 2019 (incorporated by reference to Exhibit 10.12 to Latham Group, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 15, 2021 (File No. 333-254930))

10.8†

Employment Agreement by and between Robert L. Masson II and Latham Pool Products, Inc., dated June 9, 2022 (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022 (File No. 001-40358))

10.9†

Retirement Agreement by and between J. Mark Borseth and Latham Pool Products, Inc., dated June 12, 2022 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022 (File No. 001-40358))

10.10†

Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.11†

Form of Nonqualified Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.12†

Form of Restricted Stock Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.13†

Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.14†*	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023
10.15†*	Form of Stock Appreciation Right Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023
10.16†*	Latham Group, Inc. Non-Employee Director Compensation Plan
10.17†*	Form of Latham Group, Inc. Management Incentive Bonus Plan
21.1*	Subsidiaries of the registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Description
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

† Indicates management contract or compensatory plan.

* Filed herewith.

# Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

Date      March 7, 2023

LATHAM GROUP, INC.

/s/ Scott Rajeski
Scott Rajeski
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott M. Rajeski	Chief Executive Officer and President; Director	March 7, 2023
Scott M. Rajeski	(Principal Executive Officer)

/s/ Robert L. Masson II	Chief Financial Officer	March 7, 2023
Robert L. Masson II	(Principal Financial Officer)

/s/ Suraj Kunchala	Vice President and Controller	March 7, 2023
Suraj Kunchala	(Principal Accounting Officer)

/s/ William M. Pruellage	Director	March 7, 2023
William M. Pruellage

/s/ Dane Derbyshire	Director	March 7, 2023
Dane Derbyshire

/s/ Mark P. Laven	Director	March 7, 2023
Mark P. Laven

/s/ James E. Cline	Director	March 7, 2023
James E. Cline

/s/ Robert D. Evans	Director	March 7, 2023
Robert D. Evans

/s/ Alexander L. Hawkinson	Director	March 7, 2023
Alexander L. Hawkinson

/s/ Suzan Morno-Wade	Director	March 7, 2023
Suzan Morno-Wade