Form 10-Q
period 2023-04-01
Latham Group, Inc.
filed 2023-05-09
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

As of May 5, 2023, 114,789,027 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	April 1,	December 31,
	2023	2022
Assets
Current assets:
Cash	$55,016	$32,626
Trade receivables, net	102,374	48,847
Inventories, net	149,555	165,220
Income tax receivable	5,132	2,316
Prepaid expenses and other current assets	6,579	5,998
Total current assets	318,656	255,007
Property and equipment, net	105,167	98,184
Equity method investment	25,132	25,095
Deferred tax assets	7,867	7,762
Operating lease right-of-use assets	36,927	38,308
Goodwill	131,196	131,383
Intangible assets, net	302,299	309,215
Other assets	2,408	4,729
Total assets	$929,652	$869,683
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,835	$25,449
Accounts payable – related party	367	358
Current maturities of long-term debt	3,250	3,250
Current operating lease liabilities	7,084	6,923
Accrued expenses and other current liabilities	46,747	50,885
Total current liabilities	106,283	86,865
Long-term debt, net of discount, debt issuance costs, and current portion	357,211	309,631
Deferred income tax liabilities, net	50,181	50,181
Liability for uncertain tax positions	7,248	7,123
Non-current operating lease liabilities	30,905	32,391
Other long-term liabilities	2,777	702
Total liabilities	554,605	486,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both April 1, 2023 and December 31, 2022; no shares issued and outstanding as of both April 1, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of April 1, 2023 and December 31, 2022; 114,690,053 and 114,667,975 shares issued and outstanding, as of April 1, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	447,649	440,880
Accumulated deficit	(68,936)	(54,568)
Accumulated other comprehensive loss	(3,677)	(3,533)
Total stockholders’ equity	375,047	382,790
Total liabilities and stockholders’ equity	$929,652	$869,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Net sales	$137,719	$191,614
Cost of sales	104,349	120,960
Gross profit	33,370	70,654
Selling, general, and administrative expense	33,057	45,225
Underwriting fees related to offering of common stock	—	11,437
Amortization	6,632	7,192
(Loss) income from operations	(6,319)	6,800
Other expense (income):
Interest expense	10,804	1,765
Loss on extinguishment of debt	—	3,465
Other expense (income), net	210	(355)
Total other expense, net	11,014	4,875
Earnings from equity method investment	37	542
(Loss) income before income taxes	(17,296)	2,467
Income tax (benefit) expense	(2,928)	5,307
Net loss	$(14,368)	$(2,840)
Net loss per share attributable to common stockholders:
Basic	$(0.13)	$(0.02)
Diluted	$(0.13)	$(0.02)
Weighted-average common shares outstanding – basic and diluted
Basic	112,102,198	113,698,513
Diluted	112,102,198	113,698,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Net loss	$(14,368)	$(2,840)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(144)	1,220
Total other comprehensive (loss) income, net of tax	(144)	1,220
Comprehensive loss	$(14,512)	$(1,620)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2021	119,445,611	$12	$401,846	$(48,583)	$370	$353,645
Cumulative effect of adoption of new accounting standard - leases	—	—	—	(291)	—	(291)
Net loss	—	—	—	(2,840)	—	(2,840)
Foreign currency translation adjustments	—	—	—	—	1,220	1,220
Sale of common stock	13,800,000	1	269,099	—	—	269,100
Repurchase and retirement of common stock	(13,800,244)	(1)	(257,662)	—	—	(257,663)
Retirement of restricted stock	(53,961)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	78,341	—	—	—	—	—
Stock-based compensation expense	—	—	16,925	—	—	16,925
Balances at April 2, 2022	119,469,747	$12	$430,208	$(51,714)	$1,590	$380,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2022	114,667,975	$11	$440,880	$(54,568)	$(3,533)	$382,790
Net loss	—	—	—	(14,368)	—	(14,368)
Foreign currency translation adjustments	—	—	—	—	(144)	(144)
Issuance of common stock upon release of restricted stock units	22,078	—	—	—	—	—
Stock-based compensation expense	—	—	6,769	—	—	6,769
Balances at April 1, 2023	114,690,053	$11	$447,649	$(68,936)	$(3,677)	$375,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	April 1,	April 2,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,368)	$(2,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,258	9,494
Amortization of deferred financing costs and debt discount	430	280
Non-cash lease expense	1,877	1,780
Change in fair value of interest rate swaps	4,866	(2,781)
Stock-based compensation expense	6,769	16,925
Underwriting fees related to offering of common stock	—	11,437
Loss on extinguishment of debt	—	3,465
Other non-cash, net	2,560	1,374
Earnings from equity method investment	(37)	(542)
Changes in operating assets and liabilities:
Trade receivables	(55,286)	(78,947)
Inventories	15,615	(30,490)
Prepaid expenses and other current assets	(593)	(790)
Income tax receivable	(2,816)	(26)
Other assets	(1,225)	(328)
Accounts payable	20,947	17,494
Accrued expenses and other current liabilities	(3,190)	(3,234)
Other long-term liabilities	717	261
Net cash used in operating activities	(14,476)	(57,468)
Cash flows from investing activities:
Purchases of property and equipment	(9,942)	(6,666)
Net cash used in investing activities	(9,942)	(6,666)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	320,125
Payments on long-term debt borrowings	(813)	(284,009)
Proceeds from borrowings on revolving credit facilities	48,000	20,000
Payments on revolving credit facility	—	(10,000)
Deferred financing fees paid	—	(6,865)
Proceeds from the issuance of common stock	—	257,663
Repayments of finance lease obligations	(101)	—
Repurchases and retirements of common stock	—	(257,663)
Net cash provided by financing activities	47,086	39,251
Effect of exchange rate changes on cash	(278)	(411)
Net increase (decrease) in cash	22,390	(25,294)
Cash at beginning of period	32,626	43,952
Cash at end of period	$55,016	$18,658
Supplemental cash flow information:
Cash paid for interest	$5,123	$1,628
Income taxes paid, net	637	578
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,849	$337
Capitalized internal-use software included in accounts payable – related party	359	900
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	1,625	33,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS

Latham Group, Inc. (the “Company”) wholly owns Latham Pool Products, Inc. (“Latham Pool Products”) (together, “Latham”), a designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. Latham offers a portfolio of pools and related products, including in-ground swimming pools, pool liners, and pool covers.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of April 1, 2023 and for the fiscal quarters ended April 1, 2023 and April 2, 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 7, 2023 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter ended April 1, 2023 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2023.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience, known trends, and other market-specific relevant factors that it believes to be reasonable under the circumstances. Estimates are evaluated on an ongoing basis and revised as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

Seasonality

Although the Company generally has demand for its products throughout the fiscal year, its business is seasonal and weather is one of the principal external factors affecting the business. Historically, net sales and net income are highest during the second and third fiscal quarters, representing the peak months of swimming pool use, pool installation, and remodeling and repair activities. Severe weather may also affect net sales in all periods.

Significant Accounting Policies

Refer to the Annual Report for a discussion of the Company’s significant accounting policies, as updated below.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which narrowed the scope and changed the effective date for nonpublic entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are SEC filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard on January 1, 2023 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. For public entities, ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. For all other entities, ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The adoption of this standard on January 1, 2023 did not have a material impact on the Company’s condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the fiscal quarter ended April 1, 2023 or April 2, 2022.

Assets and liabilities measured at fair value on a nonrecurring basis

The Company’s non-financial assets such as goodwill, intangible assets, and property and equipment are measured at fair value upon acquisition and remeasured to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 2 and Level 3 inputs.

Fair value of financial instruments

The Company considers the carrying amounts of cash, trade receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities to approximate fair value because of the short-term maturities of these instruments.

Term loan

The Company’s term loan (see Note 6) is carried at amortized cost; however, the Company estimates the fair value of the term loan for disclosure purposes. The fair value of the term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of its term loan (in thousands):

	April 1, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$312,461	$287,464	$312,881	$290,979

Interest rate swaps

The Company estimates the fair value of interest rate swaps (see Note 6) on a fiscal quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of April 1, 2023 and December 31, 2022, the net fair value of the Company’s interest rate swaps was a $1.4 million liability and a $3.5 million asset, respectively, which were recorded within other long-term liabilities and other assets on the condensed consolidated balance sheets, respectively.

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of April 1, 2023 and as of December 31, 2022 was $131.2 million and $131.4 million, respectively. The change in the carrying value during the fiscal quarter ended April 1, 2023 was solely because of fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of April 1, 2023 consisted of the following (in thousands):

	April 1, 2023
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(238)	$24,631	$123,231
Patented technology	16,126	31	7,397	8,760
Technology	13,000	—	1,156	11,844
Pool designs	13,628	(88)	2,270	11,270
Franchise relationships	1,187	44	1,138	93
Dealer relationships	197,376	11	50,639	146,748
Order backlog	1,600	—	1,600	—
Non-competition agreements	2,476	—	2,123	353
	$393,493	$(240)	$90,954	$302,299

The Company recognized $6.6 million of amortization expense related to intangible assets during the fiscal quarter ended April 1, 2023. The Company recognized $7.2 million of amortization expense related to intangible assets during the fiscal quarter ended April 2, 2022.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Amortization
Year Ended	Expense
Remainder of fiscal 2023	$19,896
2024	25,708
2025	25,550
2026	25,550
2027	25,550
Thereafter	180,045
$302,299

5. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Raw materials	$86,593	$95,388
Finished goods	62,962	69,832
	$149,555	$165,220

6. LONG-TERM DEBT

The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Term Loan	$321,750	$322,562
Revolving Credit Facility	48,000	—
Less: Unamortized discount and debt issuance costs	(9,289)	(9,681)
Total debt	360,461	312,881
Less: Current portion of long-term debt	(3,250)	(3,250)
Total long-term debt	$357,211	$309,631

On February 23, 2022, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “Term Loan”) in an initial principal amount of $325.0 million. On such date, proceeds under the Credit Agreement were used to terminate the previous credit agreement by repayment of $294.0 million of outstanding debt thereunder and for general corporate purposes.

Revolving Credit Facility

The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is, initially, 0.375% per annum and will, thereafter, accrue at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement, the “First Lien Net Leverage Ratio”). Borrowings under the Revolving Credit Facility are due at maturity.

The Company incurred debt issuance costs of $0.8 million related to the Revolving Credit Facility. The debt issuance costs were recorded within other assets on the condensed consolidated balance sheet as of the applicable period and are being amortized over the life of the Revolving Credit Facility.

The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s and its subsidiaries’ ability to incur additional indebtedness, create liens, make investments, consolidate, or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness, make dividend payments, loans, or advances to the Company, declare dividends and make restricted payments and other distributions.

As of April 1, 2023, there was $48.0 million outstanding on the Revolving Credit Facility.

Term Loan

The Term Loan matures on February 23, 2029. Loans outstanding under the Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan are subject to scheduled quarterly amortization payments of $812,500, equal to 0.25% of the initial principal amount of the Term Loan. The Credit Agreement contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales, and casualty and condemnation events, in each case, subject to customary exceptions.

The Company recorded $6.1 million of debt issuance costs and $4.9 million of debt discount related to the Term Loan as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheet as of the applicable period.

Outstanding borrowings as of April 1, 2023 were $312.5 million, net of discount and debt issuance costs of $9.3 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of April 1, 2023, the unamortized debt issuance costs and discount on the Term Loan were $5.2 million and $4.1 million, respectively. The effective interest rate was 9.96% at April 1, 2023, including the impact of the Company’s interest rate swaps.

As of April 1, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

Interest Rate Risk

Interest rate risk associated with the Credit Agreement is mitigated partially through interest rate swaps.

The Company executed an interest rate swap on April 30, 2020. The swap has an effective date of May 18, 2020 and a termination date of May 18, 2023. In February of 2022, the Company amended its interest rate swap to change the index rate from LIBOR to SOFR in connection with the entry into the Credit Agreement. Under the terms of the amended swap, the Company fixed its SOFR borrowing rate at 0.496% on a notional amount of $200.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes (see Note 3).

Additionally, the Company entered into an interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, the Company fixed its SOFR borrowing rate at 4.3725% on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes (see Note 3).

Debt Maturities

Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Year Ended	Term Loan
Remainder of fiscal 2023	$2,438
2024	3,250
2025	3,250
2026	3,250
2027	3,250
Thereafter	306,312
$321,750

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

7. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Balance at the beginning of the fiscal year	$3,990	$4,909
Adjustments to reserve	354	1,300
Less: Settlements made (in cash or in kind)	(761)	(1,074)
Balance at the end of the fiscal quarter	$3,583	$5,135

8. LEASES

On January 1, 2022, the Company adopted ASU 2016-02, “Leases (Topic 842),” and the related amendments. The optional transition method of adoption was used, in which the cumulative effect of initially applying the new standard to existing leases was $0.3 million to record the operating lease right-of-use assets and the related liabilities as of January 1, 2022. Under this method of adoption, the comparative information has not been revised and continues to be reported under the previously applicable lease accounting guidance.

For leases with initial terms greater than 12 months, the Company considers these right-of-use assets and records the related asset and obligation at the present value of lease payments over the term. For leases with initial terms equal to or less than 12 months, the Company does not consider them as right-of-use assets and instead considers them short-term lease costs that are recognized on a straight-line basis over the lease term. The Company’s leases may include escalation clauses, renewal options, and/or termination options that are factored into the Company’s determination of lease term and lease payments when it is reasonably certain the option will be exercised. The Company elected to take the practical expedient and not separate lease and non-lease components of contracts. The Company estimates an incremental borrowing rate to discount the lease payments based on information available at lease commencement because the implicit rate of the lease is generally not known.

The Company leases manufacturing facilities, office space, land, and certain vehicles and equipment under operating leases. The Company also leases certain vehicles and equipment under finance leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

The components of lease expense for the fiscal quarters ended April 1, 2023 and April 2, 2022 were as follows (in thousands):

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Operating lease expense	$2,351	$2,138
Finance lease amortization of assets	109	1
Finance lease interest on lease liabilities	52	1
Short-term lease expense	54	20
Variable lease expense	327	178
Total lease expense	$2,893	$2,338

Operating and finance lease right-of-use assets and lease-related liabilities as of April 1, 2023 and December 31, 2022 were as follows (in thousands):

	April 1, 2023	December 31, 2022	Classification

Lease right-of-use assets:
Operating leases	$36,927	$38,308	Operating lease right-of-use assets
Finance leases	1,225	316	Other assets
Total lease right-of-use assets	$38,152	$38,624

Lease-related liabilities
Current
Operating leases	$7,084	$6,923	Current operating lease liabilities
Finance leases	230	105	Accrued expenses and other current liabilities
Non-current
Operating leases	30,905	32,391	Non-current operating lease liabilities
Finance leases	987	193	Other long-term liabilities
Total finance lease liabilities	$39,206	$39,612

The table below presents supplemental information related to leases as of April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Finance leases	5.4	2.8
Operating leases	6.4	6.5
Weighted-average discount rate
Finance leases	7.9%	5.4%
Operating leases	5.0%	4.9%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,817	$1,785

The following table summarizes maturities of operating lease liabilities as of April 1, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2023	$6,671	$238	$6,909
2024	8,198	317	8,515
2025	7,423	268	7,691
2026	5,929	208	6,137
2027	4,281	192	4,473
Thereafter	12,044	282	12,326
Total lease payments	44,546	1,505	46,051
Less: Interest	(6,557)	(288)	(6,845)
Present value of lease liability	$37,989	$1,217	$39,206

9. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
In-ground Swimming Pools	$78,612	$111,803
Covers	32,745	32,525
Liners	26,362	47,286
	$137,719	$191,614

10. INCOME TAXES

The effective income tax rate for the fiscal quarter ended April 1, 2023 was 16.9%, compared to 215.1% for the fiscal quarter ended April 2, 2022. The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for both the fiscal quarters ended April 1, 2023 and April 2, 2022 was primarily attributable to the discrete impact of stock-based compensation expense.

The Inflation Reduction Act ("IRA") was passed into law on August 16, 2022. Key provisions from the IRA include the implementation of a 15% corporate alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. Enactment of the IRA has not impacted the Company’s financial condition, results of operations, or cash flows for the period ended April 1, 2023 and the Company does not expect a material impact on its future results.

11. STOCKHOLDERS’ EQUITY

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

As of April 1, 2023, approximately $77.0 million remained available for share repurchases pursuant to the Repurchase Program. The Company did not repurchase any shares of its common stock during the fiscal quarter ended April 1, 2023. The Company accounts for the excess of the repurchase price over the par value of shares acquired as a reduction to additional paid-in capital.

12. STOCK-BASED COMPENSATION

On April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective on April 22, 2021, upon pricing of its initial public offering. The Omnibus Incentive Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The maximum aggregate number of shares reserved for issuance under the Omnibus Incentive Plan is 13,170,212 shares. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the Omnibus Incentive Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, is $750,000.

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Cost of sales	$426	$1,176
Selling, general, and administrative	6,343	15,749
	$6,769	$16,925

As of April 1, 2023, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $21.1 million, which is expected to be recognized over a weighted-average period of 1.44 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of stock option awards granted:

April 2, 2022
Risk-free interest rate	1.79%
Expected volatility	39.80%
Expected term (in years)	6.25
Expected dividend yield	0.00%

No stock options were granted under this plan during the fiscal quarter ended April 1, 2023.

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the fiscal quarter ended April 1, 2023:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2023	2,576,219	$19.00
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at April 1, 2023	2,576,219	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the fiscal quarter ended April 1, 2023:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2023	617,941	$8.37
Granted	1,781,928	3.24
Vested	(22,078)	16.31
Forfeited	(56,635)	6.25
Outstanding at April 1, 2023	2,321,156	$4.41

Stock Options

The following table represents the Company’s stock option activity during the fiscal quarter ended April 1, 2023:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	1,914,670	$14.85
Granted	—	—
Exercised	—	—
Forfeited	(161,625)	6.49
Outstanding at April 1, 2023	1,753,045	$15.62	8.55	$—
Vested and expected to vest at April 1, 2023	1,753,045	$15.62	8.55	$—
Options exercisable at April 1, 2023	391,859	$17.13	8.36	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Numerator:
Net loss attributable to common stockholders	$(14,368)	$(2,840)
Denominator:
Weighted-average common shares outstanding
Basic	112,102,198	113,698,513
Diluted	112,102,198	113,698,513
Net loss per share attributable to common stockholders:
Basic	$(0.13)	$(0.02)
Diluted	$(0.13)	$(0.02)

As of April 1, 2023 and December 31, 2022, 112,113,834 and 112,091,756 shares of common stock were issued and outstanding for accounting purposes, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net loss per share because the effect was anti-dilutive:

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Restricted stock awards	2,576,219	2,166,308
Restricted stock units	500,751	147,606
Stock options	1,886,497	—

14. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI has rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. In December 2022, the Company executed an additional agreement with BrightAI for the provision of hardware that will run the technology developed by BrightAI and the Company. During the fiscal quarter ended April 1, 2023 and the fiscal year ended December 31, 2022, the Company incurred less than $0.1 million and $0.2 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of April 1, 2023. As of both April 1, 2023 and December 31, 2022, the Company had accounts payable related to BrightAI of $0.4 million.

Expense Reimbursement

The Company entered into a Stockholders’ Agreement with the Sponsor and Wynnchurch Capital, L.P. on April 27, 2021. The Stockholders’ Agreement requires the Company to reimburse the Sponsor and Wynnchurch Capital, L.P. the reasonable out-of-pocket costs and expenses in connection with monitoring and overseeing their investment in the Company.

The Company recognized $0.2 million for the reimbursement of out-of-pocket costs and expenses to Wynnchurch Capital, L.P. and no amounts for the reimbursement of out-of-pocket costs and expenses to the Sponsor during the fiscal quarter ended April 1, 2023. The Company did not reimburse any out-of-pocket costs or expenses to the Sponsor and Wynnchurch Capital, L.P. during the fiscal quarter ended April 2, 2022. As of both April 1, 2023 and December 31, 2022, there was less than $0.1 million outstanding amounts payable to the Sponsor and no outstanding amounts payable to Wynnchurch Capital, L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2023 (the “Annual Report”).

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report, elsewhere in this Quarterly Report on Form 10-Q, and as described in other subsequent reports we file or furnish with the SEC. For similar reasons, our past results may not be a reliable indicator of future performance and trends. We encourage you to read this report and our other filings with the SEC carefully. You also should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.

These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report on Form 10-Q or the date specified herein, and we have based these forward-looking statements on our current expectations and projections about future events and trends. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

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

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, liners, and covers.

Recent Developments

Highlights for the fiscal quarter ended April 1, 2023

●	Decrease in net sales of 28.1%, or $53.9 million, to $137.7 million for the fiscal quarter ended April 1, 2023, compared to $191.6 million for the fiscal quarter ended April 2, 2022.
●	Increase in net loss of $11.6 million, to $14.4 million for the fiscal quarter ended April 1, 2023, compared to a net loss of $2.8 million for the fiscal quarter ended April 2, 2022, representing a 10.4% net loss margin for the fiscal quarter ended April 1, 2023.
●	Decrease in Adjusted EBITDA (as defined below) of $37.0 million, to $11.0 million for the fiscal quarter ended April 1, 2023, compared to $48.0 million for the fiscal quarter ended April 2, 2022.

Business Update

Market conditions continue to evolve. Macroeconomic challenges are affecting consumer spending and softening demand, resulting in anticipated declines in U.S. new in-ground pool installations. We continue to see a normalization of packaged pool channel inventory in the wholesale distribution channel from elevated levels, which is expected to remain a headwind through at least the first half of fiscal 2023. We believe continued progress on fiberglass conversion efforts, especially from concrete, will be a tailwind as we continue to work to drive homeowner and dealer awareness and adoption, supported by our continued momentum on our lead generation efforts and digital tools. We continue to take a disciplined approach to capital investments, with the focus on the completion of previously announced projects. This includes the completion of our Kingston, Ontario facility as well as our acquired fiberglass manufacturing assets in Seminole, Oklahoma.

We have responded to economic uncertainty with immediate actions to reduce our costs. On November 8, 2022, we approved a cost reduction plan to optimize our production and shift schedules, implement a workforce reduction, and streamline our pool cover and pool liner manufacturing footprint with the closure of our Bossier City, Louisiana facility in the first fiscal quarter of 2023. We expect to generate annual operating expense savings of approximately $12.0 million in fiscal 2023 as a result of our cost reduction plan.

Key Performance Indicators

Net Sales

We derive our revenue from the design, manufacture, and sale of in-ground swimming pools, pool covers, and pool liners. We sell fiberglass pools, which are one-piece manufactured fiberglass pools that are ready to be installed in a consumer’s backyard, and custom vinyl pools, which are manufactured pools that are made out of non-corrosive steel, aluminum, or composite polymer frame, on top of which a vinyl liner is installed. We sell liners for the interior surface of vinyl pools (including pools that were not manufactured by us). We also sell all-season covers, which are winterizing mesh or solid pool covers that protect pools against debris and cold or inclement weather, and automatic safety covers for pools that can be operated with a switch.

Our sales are made through one-step and two-step business-to-business distribution channels. In our one-step distribution channel, we sell our products directly to dealers who, in turn, sell our products to consumers. In our two-step distribution channel, we sell our products to distributors who warehouse our products and sell them on to dealers, who ultimately sell our products to consumers.

Each product shipped is considered to be one performance obligation. With the exception of our extended service warranties and our custom product contracts, we recognize our revenue when control of our promised goods is transferred to our customers, either upon shipment or arrival at our customer’s destination depending upon the terms of the purchase order. Sales are recognized net of any estimated rebates, returns, allowances, cash discounts, or other sales incentives. Revenue that is derived from our extended service warranties, which are separately priced and sold, is recognized over the term of the contracts. Revenue from custom products is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation and to compare our performance against that of other peer companies using similar measures. We define Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized losses (gains) on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) underwriting fees related to offering of common stock, (xii) Odessa fire and (xiii) other items that we do not believe are indicative of our core operating performance. We believe excluding these items allows for better comparison of our financial results across reporting periods.

We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Our definitions of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies.

For a discussion of Adjusted EBITDA and Adjusted EBITDA margin and the limitations on their use, and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, and our calculation of Adjusted EBITDA margin see “—Non-GAAP Financial Measures” below.

Results of Operations

Fiscal Quarter Ended April 1, 2023 Compared to Fiscal Quarter Ended April 2, 2022

The following table summarizes our results of operations for the fiscal quarter ended April 1, 2023 and April 2, 2022:

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change %
	April 1, 2023	Sales	April 2, 2022	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$137,719	100.0%	$191,614	100.0%	$(53,895)	0.0%
Cost of sales	104,349	75.8%	120,960	63.1%	(16,611)	12.7%
Gross profit	33,370	24.2%	70,654	36.9%	(37,284)	(12.7)%

Selling, general, and administrative expense	33,057	24.0%	45,225	23.6%	(12,168)	0.4%
Underwriting fees related to offering of common stock	—	(0.1)%	11,437	6.0%	(11,437)	(6.1)%
Amortization	6,632	4.8%	7,192	3.8%	(560)	1.0%
(Loss) income from operations	(6,319)	(4.6)%	6,800	3.5%	(13,119)	(8.1)%
Other expense (income):
Interest expense	10,804	7.8%	1,765	0.9%	9,039	6.9%
Loss on extinguishment of debt	—	—%	3,465	1.8%	(3,465)	(1.8)%
Other expense (income), net	210	0.1%	(355)	(0.2)%	565	0.3%
Total other expense, net	11,014	8.0%	4,875	2.5%	6,139	5.5%
Earnings from equity method investment	37	0.0%	542	0.3%	(505)	(0.3)%
(Loss) income before income taxes	(17,296)	(12.6)%	2,467	1.3%	(19,763)	(13.9)%
Income tax (benefit) expense	(2,928)	(2.1)%	5,307	2.8%	(8,235)	(4.9)%
Net loss	$(14,368)	(10.4)%	$(2,840)	(1.5)%	$(11,528)	(8.9)%
Adjusted EBITDA(a)	$11,033	8.0%	$47,962	25.0%	$(36,929)	(17.0)%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $137.7 million for the fiscal quarter ended April 1, 2023, compared to $191.6 million for fiscal quarter ended April 2, 2022. The $53.9 million, or 28.1%, decrease in net sales was because of a $57.2 million decrease in volume, partially offset by a $3.3 million increase from pricing. The decrease was primarily attributable to volume declines as the pool market returned to pre-2020 seasonality, the wholesale channel continued to destock packaged pool inventory, and macroeconomic challenges continued. The decrease in total net sales of $53.9 million across our product lines consisted of $33.2 million for in-ground swimming pools and $20.9 million for liners, partially offset by a $0.2 million increase in covers.

Cost of Sales and Gross Margin

Cost of sales was $104.3 million for the fiscal quarter ended April 1, 2023, compared to $121.0 million for the fiscal quarter ended April 2, 2022. Gross margin decreased by 12.7%, to 24.2% of net sales for the fiscal quarter ended April 1, 2023 compared to 36.9% of net sales for the fiscal quarter ended April 2, 2022. The $16.7 million, or 13.7%, decrease in cost of sales was primarily the result of the decrease in sales volume and a $0.8 million decrease in non-cash stock-based compensation expense. The 12.7% decrease in gross margin was primarily driven by reduced sales, negative fixed cost leverage from volume declines, the impact of inflation, and the right sizing of our inventory, partially offset by lower non-cash stock-based compensation expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $33.1 million for the fiscal quarter ended April 1, 2023, compared to $45.2 million for the fiscal quarter ended April 2, 2022, and increased as a percentage of net sales by 0.4%. The $12.1 million, or 26.9%, decrease in selling, general, and administrative expense was primarily driven by a $9.4 million decrease in non-cash stock-based compensation expense and benefits from the cost reduction actions taken in the fourth quarter of fiscal 2022.

Underwriting Fees Related to Offering of Common Stock

Underwriting fees related to our offering of common stock were $11.4 million for the fiscal quarter ended April 2, 2022, related to the offering that was completed in January 2022.

Amortization

Amortization was $6.6 million for the fiscal quarter ended April 1, 2023, compared to $7.2 million for the fiscal quarter ended April 2, 2022. The $0.6 million, or 7.8%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the fiscal year ended December 31, 2022.

Interest Expense

Interest expense was $10.8 million for the fiscal quarter ended April 1, 2023, compared to $1.8 million for the fiscal quarter ended April 2, 2022. The $9.0 million, or 512.1%, increase in interest expense was primarily the result of the change in the fair value of our interest rate swaps and a higher effective interest rate, compared to the fiscal quarter ended April 2, 2022. Interest expense for the fiscal quarter ended April 1, 2023 was impacted by an unrealized loss of $4.9 million related to the change in fair value of our interest rate swaps compared to an unrealized gain of $2.8 million for the fiscal quarter ended April 2, 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.5 million for the fiscal quarter ended April 2, 2022, related to our debt refinancing completed in February 2022.

Other Expense (Income), Net

Other expense (income), net was $0.2 million for the fiscal quarter ended April 1, 2023, compared to ($0.4) million for the fiscal quarter ended April 2, 2022. The $0.6 million increase in other expense was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were less than $0.1 million for the fiscal quarter ended April 1, 2023, compared to $0.5 million for the fiscal quarter ended April 2, 2022, primarily because of the financial performance of Premier Pools & Spa.

Income Tax (Benefit) Expense

Income tax benefit was $2.9 million for the fiscal quarter ended April 1, 2023, compared to income tax expense of $5.3 million for the fiscal quarter ended April 2, 2022. Our effective tax rate was 16.9% for the fiscal quarter ended April 1, 2023, compared to 215.1% for the fiscal quarter ended April 2, 2022. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended April 1, 2023 and April 2, 2022 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit.

Net Loss

Net loss was $14.4 million for the fiscal quarter ended April 1, 2023, compared to $2.8 million of net loss for the fiscal quarter ended April 2, 2022. The $11.6 million, or 405.9%, increase in net loss was primarily because of the factors described above.

Net Loss Margin

Net loss margin was 10.4% for the fiscal quarter ended April 1, 2023, compared to net loss margin of 1.5% for the fiscal quarter ended April 2, 2022. The 8.9% increase in net loss margin was driven by a $11.6 million increase in net loss and a $53.9 million decrease in net sales, compared to the fiscal quarter ended April 2, 2022 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $11.0 million for the fiscal quarter ended April 1, 2023, compared to $48.0 million for the fiscal quarter ended April 2, 2022. The $37.0 million, or 77.0%, decrease in Adjusted EBITDA was primarily because of the decrease in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 8.0% for the fiscal quarter ended April 1, 2023, compared to 25.0% for the fiscal quarter ended April 2, 2022. The 17.0% decrease in Adjusted EBITDA margin was primarily because of a $37.0 million decrease in Adjusted EBITDA and a $53.9 million decrease in net sales, compared to the fiscal quarter ended April 2, 2022, as well as the other factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our board of directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized losses (gains) on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) underwriting fees related to offering of common stock, (xii) Odessa fire and (xiii) other items that we do not believe are indicative of our core operating performance.

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

The following table provides a reconciliation of our net loss to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022

	(in thousands)
Net loss	$(14,368)	$(2,840)
Depreciation and amortization	9,258	9,494
Interest expense	10,804	1,765
Income tax (benefit) expense	(2,928)	5,307
Loss on sale and disposal of property and equipment	8	—
Restructuring charges(a)	519	13
Stock-based compensation expense(b)	6,769	16,925
Unrealized losses (gains) on foreign currency transactions(c)	730	(4)
Strategic initiative costs(d)	1,067	1,818
Acquisition and integration related costs(e)	11	257
Loss on extinguishment of debt(f)	—	3,465
Underwriting fees related to offering of common stock(g)	—	11,437
Odessa fire(h)	(864)	—
Other(i)	27	325
Adjusted EBITDA	$11,033	$47,962
Net sales	$137,719	$191,614
Net loss margin	(10.4)%	(1.5)%
Adjusted EBITDA margin	8.0%	25.0%

(a) Represents costs related to a cost reduction plan announced in 2022 to optimize production and shift schedules, implement a workforce reduction, and to shut down our Bossier City, Louisiana facility. Also includes severance and other costs for our executive management changes.

(b) Represents non-cash stock-based compensation expense.

(c) Represents unrealized foreign currency transaction losses (gain) associated with our international subsidiaries.

(d) Represents fees paid to external consultants for our strategic initiatives.

(e) Represents acquisition and integration costs primarily related to the acquisition of Radiant, the equity investment in Premier Pools & Spas, as well as other costs related to potential transactions.

(f) Represents the loss on extinguishment of debt in connection with our debt refinancing on February 23, 2022.

(g) Represents underwriting fees related to our offering of common stock that was completed in January 2022.

(h) Represents costs incurred and insurance recoveries in excess of costs incurred for the period related to a production facility fire in Odessa, Texas.

(i) Other costs consist of other discrete items as determined by management, primarily including (i) fees paid to external advisors for various matters, (ii) non-cash adjustments to record the step-up in the fair value of inventory related to the acquisition of Radiant, which was amortized through cost of sales in the condensed consolidated statements of operations, and (iii) other items.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, borrowings under our credit facilities, and the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions or investments we may undertake, and any share repurchases we may make. As of April 1, 2023, we had $55.0 million of cash, $360.5 million of outstanding borrowings and an additional $27.0 million of borrowing availability under our Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the fiscal year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to growth, including production capacity, storage, and delivery equipment. We are in the midst of a multi-year capital plan to invest in our facilities, technology, and systems, including investments to expand our fiberglass manufacturing capacity.

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

Our Indebtedness

On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, entered into an agreement (the “Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million (the “Revolving Credit Facility”) and a U.S. Dollar senior secured term loan (the “Term Loan”) in an initial principal amount of $325.0 million (the “Refinancing”). On such date, proceeds under the agreement were used to repay and replace $294.0 million under, and terminate, the previous credit agreement and for general corporate purposes.

Revolving Credit Facility

The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is, initially, 0.375% per annum and will, thereafter, accrue at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement, the “First Lien Net Leverage Ratio”). The Revolving Credit Facility is not subject to amortization.

We are also required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on our ability and the ability of our subsidiaries to incur additional indebtedness, create liens, make investments, consolidate, or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness, make dividend payments, loans, or advances to the Company, declare dividends and make restricted payments and other distributions.

As of April 1, 2023, we had $48.0 million of outstanding borrowings under the Revolving Credit Facility.

Term Loan

The Term Loan matures on February 23, 2029. Loans outstanding under the Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan are subject to scheduled quarterly amortization payments equal to 0.25% of the initial principal amount of the Term Loan.

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

As of April 1, 2023, we had $312.5 million of outstanding borrowings under the Term Loan.

As of April 1, 2023, we were in compliance with all covenants under the Revolving Credit Facility and the Term Loan.

Share Repurchase Program

On May 10, 2022, we approved a stock repurchase program (the “Repurchase Program”), which authorized us to repurchase up to $100 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our outstanding shares under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. As of April 1, 2023, approximately $77.0 million remained available for share repurchases pursuant to our Repurchase Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022

	(in thousands)
Net cash used in operating activities	$(14,476)	$(57,468)
Net cash used in investing activities	(9,942)	(6,666)
Net cash provided by financing activities	47,086	39,251
Effect of exchange rate changes on cash	(278)	(411)
Net increase (decrease) in cash	$22,390	$(25,294)

Operating Activities

During the fiscal quarter ended April 1, 2023, operating activities used $14.5 million of cash. Net loss, after adjustments for non-cash items, provided cash of $11.4 million. Cash used in operating activities was further driven by changes in our operating assets and liabilities, which used $25.8 million. Net cash used in changes in our operating assets and liabilities for the fiscal quarter ended April 1, 2023 consisted primarily of a $55.3 million increase in trade receivables, a $2.8 million increase in income tax receivable, a $1.2 million increase in other assets, a $0.6 million increase in prepaid expenses and other current assets, and a $3.2 million decrease in accrued expenses and other current liabilities, partially offset by, a $15.6 million decrease in inventories, a $20.9 million increase in accounts payable, and a $0.7 million increase in other long-term liabilities. The change in trade receivables was primarily driven by the timing of net sales, and the decrease in inventories was primarily driven by efforts to meet demand outlook while maintaining lead times and service levels. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments.

During the fiscal quarter ended April 2, 2022, operating activities used $57.5 million of cash. Net loss, after adjustments for non-cash items, provided cash of $38.6 million. Cash used in operating activities was further driven by changes in our operating assets and liabilities, which used $96.1 million. Net cash used in changes in our operating assets and liabilities for the fiscal quarter ended April 2, 2022 consisted primarily of a $78.9 million increase in trade receivables, a $30.5 million increase in inventories, a $0.8 million increase in prepaid expenses and other current assets, a $0.3 million increase in other assets, a $3.2 million decrease in accrued expenses and other current liabilities, partially offset by a $17.5 million increase in accounts payable, and a $0.3 million increase in other long-term liabilities. The change in trade receivables was primarily driven by the timing of, and increase in, net sales, and the increase in inventories was primarily driven by a strategic decision to carry more inventory in an attempt to minimize the impact of any supply chain interruptions as well as higher costs. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments.

Investing Activities

During the fiscal quarter ended April 1, 2023, investing activities used $9.9 million of cash, consisting of purchases of property and equipment for $9.9 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

During the fiscal quarter ended April 2, 2022, investing activities used $6.7 million of cash, consisting of purchases of property and equipment. The purchase of property and equipment was primarily to expand capacity for inventory production in order to meet increasing customer demand.

Financing Activities

During the fiscal quarter ended April 1, 2023, financing activities provided $47.1 million of cash, primarily consisting of borrowings on revolving credit facilities of $48.0 million, partially offset by repayments on long-term debt borrowings of $0.8 million, and repayments of finance lease obligations of $0.1 million.

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

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the fiscal quarter ended April 1, 2023 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities, and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Our critical accounting policies are described below and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report. These estimates are based on historical results, trends, and other assumptions we believe to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report as well as Note 2 - Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The qualitative factors we assessed as part of our annual impairment testing included economic conditions, industry and market considerations, cost factors, overall financial performance, and other entity specific events. In addition, we considered our market capitalization based on quoted market prices of our securities on the Nasdaq Global Select Market, adjusted for the effect of a control premium as contemplated by ASC 350.

Based on the results of the qualitative assessments performed for our one reporting unit, we determined that goodwill was not impaired at October 2, 2022 or October 3, 2021. Subsequent to April 1, 2023, our stock price has declined to a level that may require us to analyze goodwill for impairment and could result in a non-cash impairment charge during the fiscal quarter ended July 1, 2023 or in subsequent periods.

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

During the fiscal quarter ended April 1, 2023, there have been no material changes, other than the interest rate swap discussed below, to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Interest Rate Risk

The Company entered into an additional interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, the Company fixed its SOFR borrowing rate on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes.

An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of April 1, 2023, would cause an increase or decrease to annual interest expense of approximately $1.5 million.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 1, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended April 1, 2023. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report, the risk factors that materially affect our business, financial condition, and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report. You should carefully consider the risks, uncertainties, assumptions and other important factors set forth in the Annual Report, in this Form 10-Q and other subsequent reports we file or furnish with the SEC, any of which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. For similar reasons, our past results may not be a reliable indicator of future performance and trends. You also should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time, and we anticipate that subsequent events and developments will cause our views to change. Any of these known or emerging factors may materially adversely affect our business, financial condition and operating results, as well as the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, we approved a stock repurchase program, which authorized us to repurchase up to $100.0 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. As of April 1, 2023, approximately $77.0 million remained available for share repurchases pursuant to the repurchase program. We did not repurchase any shares of our common stock during the fiscal quarter ended April 1, 2023.

Item 6. Exhibits

Exhibit
No.	Description
10.1†

Employment Agreement by and between J. Mark Borseth and Latham Group, Inc., dated February 6, 2023 (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K/A filed with the SEC on February 6, 2023 (File No. 001-40358)).

10.2†

Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023 (incorporated by reference to Exhibit 10.14 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358)).

10.3†

Form of Stock Appreciation Right Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023 (incorporated by reference to Exhibit 10.15 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358)).

10.4†

Latham Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.16 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358)).

10.5†

Form of Latham Group, Inc. Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.17 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358)).

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

Date       May 9, 2023

LATHAM GROUP, INC.

/s/ James Mark Borseth
James Mark Borseth
Interim Chief Financial Officer
(Principal Financial Officer)