Form 10-Q
period 2023-07-01
Latham Group, Inc.
filed 2023-08-08
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

As of August 4, 2023, 114,841,362 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	July 1,	December 31,
	2023	2022
Assets
Current assets:
Cash	$43,116	$32,626
Trade receivables, net	81,797	48,847
Inventories, net	126,518	165,220
Income tax receivable	3,725	2,316
Prepaid expenses and other current assets	6,908	5,998
Total current assets	262,064	255,007
Property and equipment, net	111,137	98,184
Equity method investment	25,792	25,095
Deferred tax assets	6,602	7,762
Operating lease right-of-use assets	33,462	38,308
Goodwill	131,168	131,383
Intangible assets, net	295,656	309,215
Other assets	5,260	4,729
Total assets	$871,141	$869,683
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,491	$25,449
Accounts payable – related party	333	358
Current maturities of long-term debt	3,250	3,250
Current operating lease liabilities	6,894	6,923
Accrued expenses and other current liabilities	42,875	50,885
Total current liabilities	87,843	86,865
Long-term debt, net of discount, debt issuance costs, and current portion	308,791	309,631
Deferred income tax liabilities, net	50,181	50,181
Liability for uncertain tax positions	7,374	7,123
Non-current operating lease liabilities	27,526	32,391
Other long-term liabilities	3,229	702
Total liabilities	484,944	486,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both July 1, 2023 and December 31, 2022; no shares issued and outstanding as of both July 1, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of July 1, 2023 and December 31, 2022; 114,734,756 and 114,667,975 shares issued and outstanding, as of July 1, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	453,413	440,880
Accumulated deficit	(63,221)	(54,568)
Accumulated other comprehensive loss	(4,006)	(3,533)
Total stockholders’ equity	386,197	382,790
Total liabilities and stockholders’ equity	$871,141	$869,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$177,128	$206,800	$314,847	$398,414
Cost of sales	126,895	139,193	231,244	260,153
Gross profit	50,233	67,607	83,603	138,261
Selling, general, and administrative expense	30,209	41,804	63,266	87,029
Underwriting fees related to offering of common stock	—	—	—	11,437
Amortization	6,635	7,156	13,267	14,348
Income from operations	13,389	18,647	7,070	25,447
Other expense (income):
Interest expense, net	4,486	3,164	15,290	4,929
Loss on extinguishment of debt	—	—	—	3,465
Other (income) expense, net	(1,036)	917	(826)	562
Total other expense, net	3,450	4,081	14,464	8,956
Earnings from equity method investment	660	720	697	1,262
Income (loss) before income taxes	10,599	15,286	(6,697)	17,753
Income tax expense	4,884	10,983	1,956	16,290
Net income (loss)	$5,715	$4,303	$(8,653)	$1,463
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.04	$(0.08)	$0.01
Diluted	$0.05	$0.04	$(0.08)	$0.01
Weighted-average common shares outstanding – basic and diluted
Basic	112,248,822	113,692,160	112,175,510	113,695,354
Diluted	112,692,543	115,384,273	112,175,510	115,698,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss)	$5,715	$4,303	$(8,653)	$1,463
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(329)	(3,917)	(473)	(2,697)
Total other comprehensive loss, net of tax	(329)	(3,917)	(473)	(2,697)
Comprehensive income (loss)	$5,386	$386	$(9,126)	$(1,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	119,445,611	$12	$401,846	$(48,583)	$370	$353,645
Cumulative effect of adoption of new accounting standard - leases	—	—	—	(291)	—	(291)
Net loss	—	—	—	(2,840)	—	(2,840)
Foreign currency translation adjustments	—	—	—	—	1,220	1,220
Sale of common stock	13,800,000	1	269,099	—	—	269,100
Repurchase and retirement of common stock	(13,800,244)	(1)	(257,662)	—	—	(257,663)
Retirement of restricted stock	(53,961)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	78,341	—	—	—	—	—
Stock-based compensation expense	—	—	16,925	—	—	16,925
Balances at April 2, 2022	119,469,747	$12	$430,208	$(51,714)	$1,590	$380,096

Net income	—	—	—	4,303	—	4,303
Foreign currency translation adjustments	—	—	—	—	(3,917)	(3,917)
Repurchase and retirement of common stock under repurchase program	(2,026,231)	—	(15,000)	—	—	(15,000)
Issuance of common stock upon release of restricted stock units	104,042	—	—	—	—	—
Stock-based compensation expense	—	—	16,429	—	—	16,429
Balances at July 2, 2022	117,547,558	$12	$431,637	$(47,411)	$(2,327)	$381,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2022	114,667,975	$11	$440,880	$(54,568)	$(3,533)	$382,790
Net loss	—	—	—	(14,368)	—	(14,368)
Foreign currency translation adjustments	—	—	—	—	(144)	(144)
Issuance of common stock upon release of restricted stock units	22,078	—	—	—	—	—
Stock-based compensation expense	—	—	6,769	—	—	6,769
Balances at April 1, 2023	114,690,053	$11	$447,649	$(68,936)	$(3,677)	$375,047

Net income	—	—	—	5,715	—	5,715
Foreign currency translation adjustments	—	—	—	—	(329)	(329)
Retirement of restricted stock	(54,271)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	98,974	—	—	—	—	—
Stock-based compensation expense	—	—	5,764	—	—	5,764
Balances at July 1, 2023	114,734,756	$11	$453,413	$(63,221)	$(4,006)	$386,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Two Fiscal Quarters Ended
	July 1,	July 2,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(8,653)	$1,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,284	19,274
Amortization of deferred financing costs and debt discount	860	709
Non-cash lease expense	3,738	3,731
Change in fair value of interest rate swaps	2,930	(3,889)
Stock-based compensation expense	12,533	33,354
Underwriting fees related to offering of common stock	—	11,437
Loss on extinguishment of debt	—	3,465
Bad debt expense	4,390	1,191
Other non-cash, net	1,166	1,615
Earnings from equity method investment	(697)	(1,262)
Changes in operating assets and liabilities:
Trade receivables	(37,276)	(45,696)
Inventories	38,902	(53,182)
Prepaid expenses and other current assets	(916)	759
Income tax receivable	(1,409)	(1,349)
Other assets	(392)	(375)
Accounts payable	8,935	15,865
Accrued expenses and other current liabilities	(6,882)	(2,428)
Other long-term liabilities	(224)	232
Net cash provided by (used in) operating activities	36,289	(15,086)
Cash flows from investing activities:
Purchases of property and equipment	(23,365)	(16,750)
Proceeds from the sale of property and equipment	—	23
Acquisitions of businesses, net of cash acquired	—	(384)
Net cash used in investing activities	(23,365)	(17,111)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	320,125
Payments on long-term debt borrowings	(1,625)	(284,822)
Proceeds from borrowings on revolving credit facilities	48,000	25,000
Payments on revolving credit facilities	(48,000)	(25,000)
Deferred financing fees paid	—	(6,865)
Proceeds from the issuance of common stock	—	257,663
Repayments of finance lease obligations	(259)	—
Repurchases and retirements of common stock	—	(272,663)
Net cash (used in) provided by financing activities	(1,884)	13,438
Effect of exchange rate changes on cash	(550)	27
Net increase (decrease) in cash	10,490	(18,732)
Cash at beginning of period	32,626	43,952
Cash at end of period	$43,116	$25,220
Supplemental cash flow information:
Cash paid for interest	$11,247	$5,080
Income taxes paid, net	1,206	13,353
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,111	$990
Capitalized internal-use software included in accounts payable – related party	325	900
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	4,108	39,501

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

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of July 1, 2023 and for the fiscal and two fiscal quarters ended July 1, 2023 and July 2, 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 7, 2023 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter and two fiscal quarters ended July 1, 2023 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2023.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the two fiscal quarters ended July 1, 2023 or July 2, 2022.

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

	July 1, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$312,041	$297,999	$312,881	$290,979

Interest rate swaps

The Company estimates the fair value of interest rate swaps (see Note 6) on a fiscal quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of July 1, 2023 and December 31, 2022, the net fair value of the Company’s interest rate swaps was an asset balance of $0.6 million and $3.5 million, respectively, which were recorded within other assets on the condensed consolidated balance sheets.

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of July 1, 2023 and as of December 31, 2022 was $131.2 million and $131.4 million, respectively. The change in the carrying value during the two fiscal quarters ended July 1, 2023 was solely because of fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of July 1, 2023 consisted of the following (in thousands):

	July 1, 2023
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(334)	$26,281	$121,485
Patented technology	16,126	84	7,835	8,375
Technology	13,000	—	1,372	11,628
Pool designs	13,628	(92)	2,504	11,032
Franchise relationships	1,187	106	1,212	81
Dealer relationships	197,376	28	54,578	142,826
Order backlog	1,600	—	1,600	—
Non-competition agreements	2,476	—	2,247	229
	$393,493	$(208)	$97,629	$295,656

The Company recognized $6.6 million and $13.3 million of amortization expense related to intangible assets during the fiscal quarter and two fiscal quarters ended July 1, 2023. The Company recognized $7.2 million and $14.3 million of amortization expense related to intangible assets during the fiscal quarter and two fiscal quarters ended July 2, 2022.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Amortization
Year Ended	Expense
Remainder of fiscal 2023	$13,264
2024	25,708
2025	25,550
2026	25,550
2027	25,550
Thereafter	180,034
$295,656

5. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Raw materials	$74,047	$95,388
Finished goods	52,471	69,832
	$126,518	$165,220

6. LONG-TERM DEBT

The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Term Loan	$320,938	$322,562
Less: Unamortized discount and debt issuance costs	(8,897)	(9,681)
Total debt	312,041	312,881
Less: Current portion of long-term debt	(3,250)	(3,250)
Total long-term debt	$308,791	$309,631

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

As of July 1, 2023, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

Outstanding borrowings as of July 1, 2023 were $312.0 million, net of discount and debt issuance costs of $8.9 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of July 1, 2023, the unamortized debt issuance costs and discount on the Term Loan were $5.0 million and $3.9 million, respectively. The effective interest rate was 10.23% at July 1, 2023, including the impact of the Company’s interest rate swaps.

As of July 1, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

Interest Rate Risk

Interest rate risk associated with the Credit Agreement is mitigated partially through interest rate swaps.

The Company executed an interest rate swap on April 30, 2020. The swap had an effective date of May 18, 2020 and a termination date of May 18, 2023. In February of 2022, the Company amended its interest rate swap to change the index rate from LIBOR to SOFR in connection with the entry into the Credit Agreement. Under the terms of the amended swap, the Company fixed its SOFR borrowing rate at 0.496% on a notional amount of $200.0 million. The interest rate swap was not designated as a hedging instrument for accounting purposes (see Note 3).

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

Debt Maturities

Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Year Ended	Term Loan
Remainder of fiscal 2023	$1,625
2024	3,250
2025	3,250
2026	3,250
2027	3,250
Thereafter	306,313
$320,938

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

7. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022
Balance at the beginning of the fiscal year	$3,990	$4,909
Adjustments to reserve	2,280	4,110
Less: Settlements made (in cash or in kind)	(2,871)	(3,534)
Balance at the end of the fiscal quarter	$3,399	$5,485

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

The components of lease expense for the fiscal quarters ended July 1, 2023 and July 2, 2022 were as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease expense	$2,317	$2,366	$4,668	$4,504
Finance lease amortization of assets	156	5	265	7
Finance lease interest on lease liabilities	68	2	120	3
Short-term lease expense	96	12	150	32
Variable lease expense	268	126	595	304
Total lease expense	$2,905	$2,511	$5,798	$4,850

Operating and finance lease right-of-use assets and lease-related liabilities as of July 1, 2023 and December 31, 2022 were as follows (in thousands):

	July 1, 2023	December 31, 2022	Classification

Lease right-of-use assets:
Operating leases	$33,462	$38,308	Operating lease right-of-use assets
Finance leases	3,459	316	Other assets
Total lease right-of-use assets	$36,921	$38,624

Lease-related liabilities
Current
Operating leases	$6,894	$6,923	Current operating lease liabilities
Finance leases	586	105	Accrued expenses and other current liabilities
Non-current
Operating leases	27,526	32,391	Non-current operating lease liabilities
Finance leases	2,944	193	Other long-term liabilities
Total lease liabilities	$37,950	$39,612

The table below presents supplemental information related to leases as of July 1, 2023 and December 31, 2022:

	July 1, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Finance leases	5.6	2.8
Operating leases	6.0	6.5
Weighted-average discount rate
Finance leases	8.1%	5.4%
Operating leases	4.9%	4.9%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,781	$3,526

The following table summarizes maturities of operating lease liabilities as of July 1, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2023	$4,341	$425	$4,766
2024	7,953	849	8,802
2025	7,183	795	7,978
2026	5,687	703	6,390
2027	4,042	688	4,730
Thereafter	10,740	934	11,674
Total lease payments	39,946	4,394	44,340
Less: Interest	(5,526)	(864)	(6,390)
Present value of lease liability	$34,420	$3,530	$37,950

9. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
In-ground Swimming Pools	$90,534	$112,153	$169,146	$223,956
Covers	28,755	38,389	61,500	70,914
Liners	57,839	56,258	84,201	103,544
	$177,128	$206,800	$314,847	$398,414

10. INCOME TAXES

The effective income tax rate for the fiscal and two fiscal quarters ended July 1, 2023 was 46.1% and (29.2)%, respectively, compared to 71.9% and 91.8% for the fiscal and two fiscal quarters ended July 2, 2022, respectively. The differences between the U.S. federal statutory income tax rate and the Company’s effective income tax rates for the fiscal quarter ended July 1, 2023 and the fiscal quarter ended July 2, 2022 were primarily attributable to the discrete impacts of stock-based compensation expense for which there is no associated tax benefit.

The Inflation Reduction Act ("IRA") is effective beginning in 2023. Key provisions from the IRA include the implementation of a 15% corporate alternative minimum tax for corporations with book income in excess of $1 billion, an excise tax on the fair market value of stock buybacks (offset by the fair market value of stock issued in the same tax year), and significant tax incentives for energy and climate initiatives. Enactment of the new law has not impacted the Company’s financial condition, results of operations or cash flows for the period ended July 1, 2023 and the Company does not expect a material impact on our future results at this time. The Company will continue to monitor any impacts of further guidance on the IRA as released and assess any impacts as applicable.

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

As of July 1, 2023, approximately $77.0 million remained available for share repurchases pursuant to the Repurchase Program. The Company did not repurchase any shares of its common stock during the fiscal quarter ended July 1, 2023. The Company accounts for the excess of the repurchase price over the par value of shares acquired as a reduction to additional paid-in capital.

12. STOCK-BASED COMPENSATION

On April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Equity Incentive Plan (the “2021 Omnibus Equity Plan”), which became effective on April 22, 2021, upon pricing of its initial public offering. The Omnibus Equity Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the Omnibus Equity Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, is $750,000.

On May 2, 2023, at the 2023 annual meeting of stockholders the Company, the stockholders approved the first amendment (the “First Amendment”) to the Latham Group, Inc. 2021 Omnibus Equity Plan, which was previously approved by the Board of Directors of the Company. The First Amendment became effective upon stockholder approval, and provides for (i) an increase by 8,000,000 shares of the share pool, i.e. the maximum number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2021 Omnibus Equity Plan, (ii) a prohibition on recycling of shares withheld or remitted to pay taxes for all awards, (iii) a minimum vesting period of one year for all awards, with an exception for shares representing 5% of the share pool, and (iv) a prohibition on the transfer of stock options and stock appreciation rights for value or to third-party financial institutions without stockholder approval.

Except as amended by the First Amendment, the other terms of the 2021 Omnibus Equity Plan remain in full force and effect. Subsequent to the First Amendment, the maximum aggregate number of shares reserved for issuance under the Omnibus Equity Plan is 21,170,212 shares.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of sales	$(626)	$1,140	$(200)	$2,316
Selling, general, and administrative	6,390	15,289	12,733	31,038
	$5,764	$16,429	$12,533	$33,354

As of July 1, 2023, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $14.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of stock option awards granted:

Two Fiscal Quarters Ended
July 2, 2022
Risk-free interest rate	1.82%
Expected volatility	39.77%
Expected term (in years)	6.25
Expected dividend yield	0.00%

No stock options were granted under this plan during the fiscal quarter ended July 1, 2023.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of stock appreciation rights awards granted:

Two Fiscal Quarters Ended
July 1, 2023
Risk-free interest rate	3.45%
Expected volatility	40.29%
Expected term (in years)	6.25
Expected dividend yield	0.00%

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the two fiscal quarters ended July 1, 2023:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2023	2,576,219	$19.00
Granted	—	—
Vested	(1,239,520)	19.00
Forfeited	(54,271)	19.00
Outstanding at July 1, 2023	1,282,428	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the two fiscal quarters ended July 1, 2023:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2023	617,941	$8.37
Granted	2,018,828	3.15
Vested	(121,052)	16.59
Forfeited	(111,084)	4.81
Outstanding at July 1, 2023	2,404,633	$3.74

Stock Options

The following table represents the Company’s stock option activity during the two fiscal quarters ended July 1, 2023:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	1,914,670	$14.85
Granted	—	—
Exercised	—	—
Forfeited	(198,894)	8.51
Outstanding at July 1, 2023	1,715,776	$15.58	8.31	$—
Vested and expected to vest at July 1, 2023	1,715,776	$15.58	8.31	$—
Options exercisable at July 1, 2023	546,107	$17.58	7.92	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock Appreciation Rights

During the fiscal quarter ended April 1, 2023, as a portion of the annual equity award grants to the Company’s executive officers, the Compensation Committee of the Board of Directors approved stock appreciation rights for an aggregate of 790,181 shares of the Company’s common stock, with a strike price of $3.24 per share (the “Contingent Grants”). At the time of such approval, the Company did not have enough shares of the Company’s common stock in the share pool under the Omnibus Equity Plan to support such grant. As of April 1, 2023, the Contingent Grants remained subject to stockholder approval of the First Amendment. On May 2,

2023, following stockholder approval of the First Amendment, the foregoing stock appreciation right awards became effective without condition.

The following table represents the Company’s stock appreciation rights activity during the two fiscal quarters ended July 1, 2023:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	—	$—
Granted	790,181	3.24
Exercised	—	—
Forfeited	—	—
Outstanding at July 1, 2023	790,181	$3.24	9.84	$371
Vested and expected to vest at July 1, 2023	790,181	$3.24	9.84	$371
Stock appreciation rights exercisable at July 1, 2023	—	$—	—	$—

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

13. NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income (loss) attributable to common stockholders	$5,715	$4,303	$(8,653)	$1,463
Denominator:
Weighted-average common shares outstanding
Basic	112,248,822	113,692,160	112,175,510	113,695,354
Diluted	112,692,543	115,384,273	112,175,510	115,698,368
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.04	$(0.08)	$0.01
Diluted	$0.05	$0.04	$(0.08)	$0.01

As of July 1, 2023 and December 31, 2022, 113,452,328 and 112,091,756 shares of common stock were issued and outstanding for accounting purposes, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Restricted stock awards	87,576	—	1,331,897	—
Restricted stock units	102,129	102,108	301,440	56,764
Stock options	1,730,204	1,809,704	1,808,350	1,501,528
Stock appreciation awards	529,681	—	264,841	—

14. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI has rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s board of directors since December 9, 2020. In December 2022, the Company executed an additional agreement with BrightAI for the provision of hardware that will run the technology developed by BrightAI and the Company. During the two fiscal quarters ended July 1, 2023 and the fiscal year ended December 31, 2022, the Company incurred $0.8 million and $0.2 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of July 1, 2023. As of July 1, 2023 and December 31, 2022, the Company had accounts payable related to BrightAI of $0.3 million and $0.4 million, respectively.

Expense Reimbursement

The Company entered into a Stockholders’ Agreement with the Sponsor and Wynnchurch Capital, L.P. on April 27, 2021. The Stockholders’ Agreement requires the Company to reimburse the Sponsor and Wynnchurch Capital, L.P. the reasonable out-of-pocket costs and expenses in connection with monitoring and overseeing their investment in the Company.

The Company recognized less than $0.1 million and $0.2 million for the reimbursement of out-of-pocket costs and expenses to Wynnchurch Capital, L.P. and no amounts for the reimbursement of out-of-pocket costs and expenses to the Sponsor during the fiscal quarter and two fiscal quarters ended July 1, 2023, respectively. The Company did not reimburse any out-of-pocket costs or expenses to the Sponsor and Wynnchurch Capital, L.P. during the fiscal quarter and the two fiscal quarters ended July 2, 2022. As of both July 1, 2023 and December 31, 2022, there was less than $0.1 million outstanding amounts payable to the Sponsor and no outstanding amounts payable to Wynnchurch Capital, L.P.

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

Our operations consist of approximately 2,000 employees across over 30 locations. The full resources of our company are dedicated to designing and manufacturing high-quality pool products, with the homeowner in mind, and to position ourselves as a value-added partner to our dealers.

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, liners, and covers.

Recent Developments

Highlights for the fiscal quarter ended July 1, 2023

●	Decrease in net sales of 14.3%, or $29.7 million, to $177.1 million for the fiscal quarter ended July 1, 2023, compared to $206.8 million for the fiscal quarter ended July 2, 2022.
●	Increase in net income of $1.4 million to $5.7 million and representing a 3.2% net income margin for the fiscal quarter ended July 1, 2023, compared to net income of $4.3 million for the fiscal quarter ended July 2, 2022.
●	Decrease in Adjusted EBITDA (as defined below) of $17.7 million to $31.0 million for the fiscal quarter ended July 1, 2023, compared to $48.7 million for the fiscal quarter ended July 2, 2022.

Highlights for the two fiscal quarters ended July 1, 2023

●	Decrease in net sales of 21.0%, or $83.6 million, to $314.8 million for the two fiscal quarters ended July 1, 2023, compared to $398.4 million for the two fiscal quarters ended July 2, 2022.
●	Increase in net loss of $10.2 million to $8.7 million and representing a (2.7%) net loss margin for the two fiscal quarters ended July 1, 2023, compared to net income of $1.5 million for the two fiscal quarters ended July 2, 2022.
●	Decrease in Adjusted EBITDA (as defined below) of $54.6 million to $42.0 million for the two fiscal quarters ended July 1, 2023, compared to $96.6 million for the two fiscal quarters ended July 2, 2022.

Business Update

Market conditions continue to evolve. As anticipated, ongoing macroeconomic challenges are weighing on consumer spending and demand. This is resulting in a decline in U.S. new in-ground residential pool installations in 2023. We continue to make progress executing our strategy to drive material conversion from concrete to fiberglass swimming pools, supported by our continued momentum on our lead generation efforts and digital tools. We continue to take a disciplined approach to capital investments, with the focus on the completion of previously announced projects. This includes the completion of our Kingston, Ontario facility as well as our acquired fiberglass manufacturing assets in Seminole, Oklahoma.

We have responded to economic uncertainty with immediate actions to reduce our costs. In the fourth fiscal quarter of 2022, we approved a cost reduction plan to optimize our production and shift schedules, implement a workforce reduction, and streamline our pool cover and pool liner manufacturing footprint. We expect to generate annual operating expense savings of $12.0 million in fiscal 2023 as a result of our 2022 cost reduction plan. During the second and early third fiscal quarters of 2023, we took actions to further reduce our manufacturing overhead, headcount, and discretionary spend. We expect to realize an additional $12.0 million of annualized savings from these actions, with $6.0 million to be realized this fiscal year and therefore a total of $18.0 million of cost savings in 2023 from the two cost reduction plans.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation and to compare our performance against that of other peer companies using similar measures. We define Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax (benefit) expense, (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized losses (gains) on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) underwriting fees related to offering of common stock, (xii) Odessa fire and (xiii) other items that we do not believe are indicative of our core operating performance. We believe excluding these items allows for better comparison of our financial results across reporting periods.

We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Our definitions of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies.

For a discussion of Adjusted EBITDA and Adjusted EBITDA margin, including how such non-GAAP measures provide useful information to investors, how management utilizes them and the limitations on their use, and the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and our calculation of Adjusted EBITDA margin, see “—Non-GAAP Financial Measures” below.

Results of Operations

Fiscal Quarter Ended July 1, 2023 Compared to Fiscal Quarter Ended July 2, 2022

The following table summarizes our results of operations for the fiscal quarter ended July 1, 2023 and July 2, 2022:

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change in %
	July 1, 2023	Sales	July 2, 2022	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$177,128	100.0%	$206,800	100.0%	$(29,672)	0.0%
Cost of sales	126,895	71.6%	139,193	67.3%	(12,298)	4.3%
Gross profit	50,233	28.4%	67,607	32.7%	(17,374)	(4.3)%

Selling, general, and administrative expense	30,209	17.1%	41,804	20.2%	(11,595)	(3.1)%
Amortization	6,635	3.7%	7,156	3.5%	(521)	0.2%
Income from operations	13,389	7.6%	18,647	9.0%	(5,258)	(1.4)%
Other expense (income):
Interest expense, net	4,486	2.5%	3,164	1.5%	1,322	1.0%
Loss on extinguishment of debt	—	—%	—	—%	—	0.0%
Other (income) expense, net	(1,036)	(0.6)%	917	0.4%	(1,953)	(1.0)%
Total other expense, net	3,450	1.9%	4,081	1.9%	(631)	0.0%
Earnings from equity method investment	660	0.3%	720	0.3%	(60)	0.0%
Income before income taxes	10,599	6.0%	15,286	7.4%	(4,687)	(1.4)%
Income tax expense	4,884	2.8%	10,983	5.3%	(6,099)	(2.5)%
Net income	$5,715	3.2%	$4,303	2.1%	$1,412	1.1%
Adjusted EBITDA(a)	$30,999	17.5%	$48,653	23.5%	$(17,654)	(6.0)%

________________________________________

(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $177.1 million for the fiscal quarter ended July 1, 2023, compared to $206.8 million for the fiscal quarter ended July 2, 2022. The $29.7 million, or 14.3%, decrease in net sales was because of a $35.9 million decrease in sales volume, partially offset by a $6.2 million increase from higher pricing. The volume decrease was primarily driven by continued macroeconomic challenges. The decrease in total net sales of $29.7 million across our product lines consisted of $21.6 million for in-ground swimming pools and $9.6 million for covers, partially offset by a $1.5 million increase in liners.

Cost of Sales and Gross Margin

Cost of sales was $126.9 million for the fiscal quarter ended July 1, 2023, compared to $139.2 million for the fiscal quarter ended July 2, 2022. Gross margin decreased by 4.3%, to 28.4% of net sales for the fiscal quarter ended July 1, 2023, compared to 32.7% of net sales for the fiscal quarter ended July 2, 2022. The $12.3 million, or 8.8%, decrease in cost of sales was primarily the result of the decrease in sales volume and a $1.8 million decrease in non-cash stock-based compensation expense. The 4.3% decrease in gross margin was primarily driven by reduced sales, sell-through of higher cost inventory, the impact of inflation, and the right sizing of our inventory, partially offset by price increases and the benefits of our cost reduction actions taken in the fourth quarter of fiscal 2022 and second quarter of fiscal 2023.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $30.2 million for the fiscal quarter ended July 1, 2023, compared to $41.8 million for the fiscal quarter ended July 2, 2022, and decreased as a percentage of net sales by 3.1%. The $11.6 million, or 27.7%, decrease in selling, general, and administrative expense was primarily driven by an $8.9 million decrease in non-cash stock-based compensation expense, lower incentive accruals, and the benefits from our cost reduction actions taken in the fourth quarter of fiscal 2022 and the second quarter of fiscal 2023.

Amortization

Amortization was $6.6 million for the fiscal quarter ended July 1, 2023, compared to $7.2 million for the fiscal quarter ended July 2, 2022. The $0.6 million, or 7.3%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the fiscal year ended December 31, 2022.

Interest Expense, net

Interest expense, net was $4.5 million for the fiscal quarter ended July 1, 2023, compared to $3.2 million for the fiscal quarter ended July 2, 2022. The $1.3 million, or 41.8%, increase in interest expense, net was primarily the result of a higher effective interest rate, compared to the fiscal quarter ended July 2, 2022, partially offset by the change in the fair value of our interest rate swaps. Interest expense, net for the fiscal quarter ended July 1, 2023 was impacted by an unrealized gain of $1.9 million related to the change in fair value of our interest rate swaps compared to an unrealized gain of $1.1 million for the fiscal quarter ended July 2, 2022.

Other (Income) Expense, Net

Other (income) expense, net was $(1.0) million for the fiscal quarter ended July 1, 2023, compared to $0.9 million for fiscal quarter ended July 2, 2022. The $1.9 million increase in other income was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $0.7 million for the fiscal quarter ended July 1, 2023, compared to $0.7 million for the fiscal quarter ended July 2, 2022, because of the consistent financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $4.9 million for the fiscal quarter ended July 1, 2023, compared to income tax expense of $11.0 million for the fiscal quarter ended July 2, 2022. Our effective tax rate was 46.1% for the fiscal quarter ended July 1, 2023, compared to 71.9% for the fiscal quarter ended July 2, 2022. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended July 1, 2023 and July 2, 2022 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit.

Net Income

Net income was $5.7 million for the fiscal quarter ended July 1, 2023, compared to $4.3 million for the fiscal quarter ended July 2, 2022. The $1.4 million, or 32.8%, increase in net income was primarily because of the factors described above.

Net Income Margin

Net income margin was 3.2% for the fiscal quarter ended July 1, 2023, compared to 2.1% for the fiscal quarter ended July 2, 2022. The 1.1% increase in net income margin was driven by a $1.4 million increase in net income and a $29.7 million decrease in net sales, compared to the fiscal quarter ended July 2, 2022 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $31.0 million for the fiscal quarter ended July 1, 2023, compared to $48.7 million for the fiscal quarter ended July 2, 2022. The $17.7 million, or 36.3%, decrease in Adjusted EBITDA was primarily because of the decrease in net sales and partially offset by the reduction in SG&A expenses, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 17.5% for the fiscal quarter ended July 1, 2023, compared to 23.5% for the fiscal quarter ended July 2, 2022. The 6.0% decrease in Adjusted EBITDA margin was primarily because of a $17.7 million decrease in Adjusted EBITDA and a $29.7 million decrease in net sales, compared to the fiscal quarter ended July 2, 2022, which were impacted by the factors described above.

Two Fiscal Quarters Ended July 1, 2023 Compared to Two Fiscal Quarters Ended July 2, 2022

The following table summarizes our results of operations for the two fiscal quarters ended July 1, 2023 and July 2, 2022:

	Two Fiscal Quarters Ended
		% of Net		% of Net	Change	Change in %
	July 1, 2023	Sales	July 2, 2022	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$314,847	100.0%	$398,414	100.0%	$(83,567)	0.0%
Cost of sales	231,244	73.4%	260,153	65.3%	(28,909)	8.1%
Gross profit	83,603	26.6%	138,261	34.7%	(54,658)	(8.1)%

Selling, general, and administrative expense	63,266	20.1%	87,029	21.8%	(23,763)	(1.7)%
Underwriting fees related to offering of common stock	—	—%	11,437	2.9%	(11,437)	(2.9)%
Amortization	13,267	4.3%	14,348	3.6%	(1,081)	0.7%
Income from operations	7,070	2.2%	25,447	6.4%	(18,377)	(4.2)%
Other expense (income):
Interest expense, net	15,290	4.9%	4,929	1.2%	10,361	3.7%
Loss on extinguishment of debt	—	—%	3,465	0.9%	(3,465)	(0.9)%
Other (income) expense, net	(826)	(0.3)%	562	0.1%	(1,388)	(0.4)%
Total other expense, net	14,464	4.6%	8,956	2.2%	5,508	2.4%
Earnings from equity method investment	697	0.3%	1,262	0.3%	(565)	0.0%
(Loss) income before income taxes	(6,697)	(2.1)%	17,753	4.5%	(24,450)	(6.6)%
Income tax expense	1,956	0.6%	16,290	4.1%	(14,334)	(3.5)%
Net (loss) income	$(8,653)	(2.7)%	$1,463	0.4%	$(10,116)	(3.1)%
Adjusted EBITDA(a)	$42,032	13.3%	$96,615	24.2%	$(54,583)	(10.9)%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $314.8 million for the two fiscal quarters ended July 1, 2023, compared to $398.4 million for the two fiscal quarters ended July 2, 2022. The $83.6 million, or 21.0%, decrease in net sales was because of a $93.1 million decrease in sales volume, partially offset by a $9.5 million increase from higher pricing. The volume was primarily attributable to the pool market returning to pre-2020 seasonality in the first quarter of fiscal 2023 and continuing macroeconomic challenges. The decrease in total net sales of $83.6 million across our product lines consisted of $54.9 million for in-ground swimming pools, $19.3 million for liners and $9.4 million in covers.

Cost of Sales and Gross Margin

Cost of sales was $231.2 million for the two fiscal quarters ended July 1, 2023, compared to $260.2 million for the two fiscal quarters ended July 2, 2022. Gross margin decreased by 8.1%, to 26.6% of net sales for the two fiscal quarters ended July 1, 2023 compared to 34.7% of net sales for the two fiscal quarters ended July 2, 2022. The $29.0 million, or 11.1%, decrease in cost of sales was primarily the result of the decrease in sales volume and a $2.5 million decrease in non-cash stock-based compensation expense. The 8.1% decrease in gross margin was primarily driven by reduced sales, sell-through of higher cost inventory, negative fixed cost leverage from year-over-year volume declines, the impact of inflation, and the right sizing of our inventory.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $63.3 million for the two fiscal quarters ended July 1, 2023, compared to $87.0 million for the two fiscal quarters ended July 2, 2022, and decreased as a percentage of net sales by 1.7%. The $23.7 million, or 27.3%, decrease in selling, general, and administrative expense was primarily driven by an $18.3 million decrease in non-cash stock-based compensation expense, lower incentive accruals, and benefits from the cost reduction actions taken in the fourth quarter of fiscal 2022 and the second quarter of fiscal 2023.

Underwriting Fees Related to Offering of Common Stock

Underwriting fees related to our offering of common stock were $11.4 million for the two fiscal quarters ended July 2, 2022, related to the offering that was completed in January 2022.

Amortization

Amortization was $13.3 million for the two fiscal quarters ended July 1, 2023, compared to $14.3 million for the two fiscal quarters ended July 2, 2022. The $1.0 million, or 7.5%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the fiscal year ended December 31, 2022.

Interest Expense, net

Interest expense, net was $15.3 million for the two fiscal quarters ended July 1, 2023, compared to $4.9 million for the two fiscal quarters ended July 2, 2022. The $10.4 million, or 210.2%, increase in interest expense, net was primarily the result of the change in the fair value of our interest rate swaps and a higher effective interest rate, compared to the two fiscal quarters ended July 2, 2022. Interest expense, net for the two fiscal quarters ended July 1, 2023 was impacted by an unrealized loss of $2.9 million related to the change in fair value of our interest rate swaps compared to an unrealized gain of $3.9 million for the two fiscal quarters ended July 2, 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.5 million for the two fiscal quarters ended July 2, 2022, related to our debt refinancing completed in February 2022.

Other (Income) Expense, Net

Other (income) expense, net was $(0.8) million for the two fiscal quarters ended July 1, 2023, compared to $0.6 million for the two fiscal quarters ended July 2, 2022. The $1.4 million increase in other income was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $0.7 million for the two fiscal quarters ended July 1, 2023, compared to $1.3 million for the two fiscal quarters ended July 2, 2022, because of the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $2.0 million for the two fiscal quarters ended July 1, 2023, compared to income tax expense of $16.3 million for the two fiscal quarters ended July 2, 2022. Our effective tax rate was (29.2)% for the two fiscal quarters ended July 1, 2023, compared to 91.8% for the two fiscal quarters ended July 2, 2022. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended July 1, 2023 and July 2, 2022 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit.

Net (Loss) Income

Net loss was $8.7 million for the two fiscal quarters ended July 1, 2023, compared to $1.5 million of net income for the two fiscal quarters ended July 2, 2022. The $10.2 million, or 691.5%, increase in net loss was primarily because of the factors described above.

Net (Loss) Income Margin

Net loss margin was (2.7%) for the two fiscal quarters ended July 1, 2023, compared to net income margin of 0.4% for the two fiscal quarters ended July 2, 2022. The 3.1% increase in net loss margin was driven by a $10.2 million increase in net loss and an $83.6 million decrease in net sales, compared to the two fiscal quarters ended July 2, 2022 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $42.0 million for the two fiscal quarters ended July 1, 2023, compared to $96.6 million for the two fiscal quarters ended July 2, 2022. The $54.6 million, or 56.5%, decrease in Adjusted EBITDA was primarily because of the decrease in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 13.3% for the two fiscal quarters ended July 1, 2023, compared to 24.2% for the two fiscal quarters ended July 2, 2022. The 10.9% decrease in Adjusted EBITDA margin was primarily because of a $54.6 million decrease in Adjusted EBITDA and an $83.6 million decrease in net sales, compared to the two fiscal quarters ended July 2, 2022, which were impacted by the other factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our board of directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. Management believes it is useful to investors and analysts to evaluate these non-GAAP measures for the same reasons and on the same basis as management the board use them to evaluate our operating results. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax (benefit) expense, (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized losses (gains) on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) underwriting fees related to offering of common stock, (xii) Odessa fire and (xiii) other items that we do not believe are indicative of our core operating performance.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and should not be considered as alternatives to net income (loss) as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. There can be no assurance that we will not modify the presentation of Adjusted EBITDA and Adjusted EBITDA margin in the future, and any such modification may be material. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by any such adjustments. In addition, other companies, including companies in our industry, may not calculate Adjusted EBITDA and Adjusted EBITDA margin at all or may calculate Adjusted EBITDA and Adjusted EBITDA margin differently and accordingly, are not necessarily comparable to similarly entitled measures of other companies, which reduces the usefulness of Adjusted EBITDA and Adjusted EBITDA margin as tools for comparison.

Adjusted EBITDA and Adjusted EBITDA margin have their limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA margin:

●	do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;
●	do not reflect changes in our working capital needs;
●	do not reflect the interest expense, net, or the amounts necessary to service interest or principal payments, on our outstanding debt;
●	do not reflect income tax (benefit) expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;
●	do not reflect non-cash stock-based compensation, which will remain a key element of our overall compensation package; and
●	do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(dollars in thousands)
Net income (loss)	$5,715	$4,303	$(8,653)	$1,463
Depreciation and amortization	10,026	9,780	19,284	19,274
Interest expense, net	4,486	3,164	15,290	4,929
Income tax expense	4,884	10,983	1,956	16,290
Loss on sale and disposal of property and equipment	5	124	13	124
Restructuring charges(a)	278	106	797	119
Stock-based compensation expense(b)	5,764	16,429	12,533	33,354
Unrealized (gains) losses on foreign currency transactions(c)	(1,198)	1,718	(468)	1,714
Strategic initiative costs(d)	935	669	2,002	2,487
Acquisition and integration related costs(e)	—	—	11	257
Loss on extinguishment of debt(f)	—	—	—	3,465
Underwriting fees related to offering of common stock(g)	—	—	—	11,437
Odessa fire(h)	93	1,523	(771)	1,523
Other(i)	11	(146)	38	179
Adjusted EBITDA	$30,999	$48,653	$42,032	$96,615
Net sales	$177,128	$206,800	$314,847	$398,414
Net income (loss) margin	3.2%	2.1%	(2.7)%	0.4%
Adjusted EBITDA margin	17.5%	23.5%	13.3%	24.2%

(a) Represents costs related to a cost reduction plan announced in 2022 to optimize production and shift schedules, implement a workforce reduction, and to shut down our Bossier City, Louisiana facility. Also includes severance and other costs for our executive management changes and additional costs related to our 2023 cost reduction plan which includes further actions to reduce our manufacturing overhead by reducing headcount, and restricting discretionary spend.

(b) Represents non-cash stock-based compensation expense.

(c) Represents unrealized foreign currency transaction (gains) losses associated with our international subsidiaries.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, borrowings under our credit facilities, and the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions, or investments we may undertake, and any share repurchases we may make. As of July 1, 2023, we had $43.1 million of cash, $312.0 million of outstanding borrowings and an additional $75.0 million of borrowing availability under our Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the fiscal year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to growth, including production capacity, storage, and delivery equipment. We are in the midst of a multi-year capital plan to invest in our facilities, technology, and systems.

We believe that our existing cash, cash generated from operations and availability under our Revolving Credit Facility will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months, as well as our longer-term liquidity needs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Our Indebtedness

On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, entered into an agreement (the “Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million (the “Revolving Credit Facility”) and a U.S. Dollar senior secured term loan (the “Term Loan”) in an initial principal amount of $325.0 million (the “Refinancing”). On such date, proceeds under the Credit Agreement were used to repay and replace $294.0 million under, and terminate, the previous credit agreement and for general corporate purposes.

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

As of July 1, 2023, we had no outstanding borrowings under the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

As of July 1, 2023, we had $312.0 million of outstanding borrowings under the Term Loan.

As of July 1, 2023, we were in compliance with all covenants under the Revolving Credit Facility and the Term Loan.

Share Repurchase Program

On May 10, 2022, we approved a stock repurchase program (the “Repurchase Program”), which authorized us to repurchase up to $100 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our outstanding shares under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. We did not repurchase any shares of our common stock during the fiscal quarter ended July 1, 2023. As of July 1, 2023, approximately $77.0 million remained available for share repurchases pursuant to our Repurchase Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Two Fiscal Quarters Ended
	July 1, 2023	July 2, 2022

	(in thousands)
Net cash provided by (used in) operating activities	$36,289	$(15,086)
Net cash used in investing activities	(23,365)	(17,111)
Net cash (used in) provided by financing activities	(1,884)	13,438
Effect of exchange rate changes on cash	(550)	27
Net increase (decrease) in cash	$10,490	$(18,732)

Operating Activities

During the two fiscal quarters ended July 1, 2023, operating activities provided $36.3 million of cash. Net loss, after adjustments for non-cash items, provided cash of $35.6 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which provided $0.7 million. Net cash used by changes in our operating assets and liabilities for the two fiscal quarters ended July 1, 2023 consisted primarily of a $37.3 million increase in trade receivables, a $6.9 million decrease in accrued expenses and other current liabilities, a $1.4 million increase in income tax receivable, a $0.9 million increase in prepaid expenses and other current assets, a $0.4 million increase in other assets, and a $0.2 million decrease in other long-term liabilities, partially offset by, a $38.9 million decrease in inventories, and a $8.9 million increase in accounts payable. The change in trade receivables was primarily driven by the timing of net sales, and the decrease in inventories was primarily driven by efforts to meet demand outlook while maintaining lead times and service levels. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments.

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

Investing Activities

During the two fiscal quarters ended July 1, 2023, investing activities used $23.4 million of cash, consisting of purchases of property and equipment for $23.4 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

During the two fiscal quarters ended July 2, 2022, investing activities used $17.1 million of cash, primarily consisting of purchases of property and equipment for $16.8 million and the settlement of the net working capital adjustment related to the acquisition of Radiant for $0.4 million. The purchase of property and equipment was primarily to expand capacity for inventory production in order to meet customer demand.

Financing Activities

During the two fiscal quarters ended July 1, 2023, financing activities used $1.9 million of cash, primarily consisting of repayments on revolving credit facilities of $48.0 million, repayments on long-term debt borrowings of $1.6 million, and repayments of finance lease obligations of $0.3 million, partially offset by borrowings on revolving credit facilities of $48.0 million.

During the two fiscal quarters ended July 2, 2022, financing activities provided $13.4 million of cash, primarily consisting of proceeds from long-term debt borrowings in connection with the Refinancing of $320.1 million, proceeds from the sale of common stock of $257.7 million and borrowings on revolving credit facilities of $25.0 million, partially offset by repayments on long-term debt borrowings of $284.8 million, the repurchase and retirement of common stock of $272.7 million, repayments on revolving credit facilities borrowings of $25.0 million, and deferred financing fees paid of $6.9 million.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the two fiscal quarters ended July 1, 2023 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities, and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Our critical accounting policies are described below and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023. These estimates are based on historical results, trends, and other assumptions we believe to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates. For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023 as well as Note 2 - Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

During the two fiscal quarters ended July 1, 2023, there have been no material changes, other than the interest rate swap discussed below, to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Interest Rate Risk

We entered into an additional interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, we fixed our SOFR borrowing rate on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes.

We had executed an interest rate swap on April 30, 2020. The swap had an effective date of May 18, 2020 and a termination date of May 18, 2023. In February of 2022, we amended our interest rate swap to change the index rate from LIBOR to SOFR in connection with the entry into the Credit Agreement. The interest rate swap was not designated as a hedging instrument for accounting purposes. This swap was replaced by the swap discussed above.

An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of July 1, 2023, would cause an increase or decrease to annual interest expense, net of approximately $1.5 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 1, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended July 1, 2023. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report, the risk factors that materially affect our business, financial condition, and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report. You should carefully consider the risks, uncertainties, assumptions and other important factors set forth in the Annual Report, in this Form 10-Q and other subsequent reports we file or furnish with the SEC, any of which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. For similar reasons, our past results may not be a reliable indicator of future performance and trends. You also should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time, and we anticipate that subsequent events and developments will cause our views to change. Any of these known or emerging factors may materially adversely affect our business, financial condition, and operating results, as well as the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, we approved a stock repurchase program, which authorized us to repurchase up to $100.0 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. As of July 1, 2023, approximately $77.0 million remained available for share repurchases pursuant to the repurchase program. We did not repurchase any shares of our common stock during the fiscal quarter ended July 1, 2023.

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the 13 weeks ended July 1, 2023, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit
No.	Description
10.1†

First Amendment to the Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2023 (File No. 001-40358)).

31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan.
*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      August 8, 2023

LATHAM GROUP, INC.

/s/ James Mark Borseth
James Mark Borseth
Interim Chief Financial Officer
(Principal Financial Officer)