Form 10-Q
period 2023-09-30
Latham Group, Inc.
filed 2023-11-07
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, 114,755,945 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$78,113	$32,626
Trade receivables, net	72,413	48,847
Inventories, net	103,224	165,220
Income tax receivable	3,855	2,316
Prepaid expenses and other current assets	5,973	5,998
Total current assets	263,578	255,007
Property and equipment, net	110,331	98,184
Equity method investment	25,234	25,095
Deferred tax assets	7,867	7,762
Operating lease right-of-use assets	31,934	38,308
Goodwill	130,875	131,383
Intangible assets, net	288,749	309,215
Other assets	6,917	4,729
Total assets	$865,485	$869,683
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,390	$25,449
Accounts payable – related party	8	358
Current maturities of long-term debt	3,250	3,250
Current operating lease liabilities	6,895	6,923
Accrued expenses and other current liabilities	49,398	50,885
Total current liabilities	86,941	86,865
Long-term debt, net of discount, debt issuance costs, and current portion	298,371	309,631
Deferred income tax liabilities, net	50,181	50,181
Liability for uncertain tax positions	7,503	7,123
Non-current operating lease liabilities	26,121	32,391
Other long-term liabilities	3,671	702
Total liabilities	$472,788	$486,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both September 30, 2023 and December 31, 2022; no shares issued and outstanding as of both September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 114,755,945 and 114,667,975 shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	455,767	440,880
Accumulated deficit	(57,068)	(54,568)
Accumulated other comprehensive loss	(6,013)	(3,533)
Total stockholders’ equity	392,697	382,790
Total liabilities and stockholders’ equity	$865,485	$869,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$160,778	$189,398	$475,625	$587,812
Cost of sales	112,633	130,521	343,877	390,674
Gross profit	48,145	58,877	131,748	197,138
Selling, general, and administrative expense	23,431	26,749	86,697	113,778
Underwriting fees related to offering of common stock	—	—	—	11,437
Amortization	6,635	7,156	19,902	21,504
Income from operations	18,079	24,972	25,149	50,419
Other expense:
Interest expense, net	5,980	4,264	21,270	9,193
Loss on extinguishment of debt	—	—	—	3,465
Other expense, net	1,031	1,052	205	1,614
Total other expense, net	7,011	5,316	21,475	14,272
Earnings from equity method investment	1,771	1,329	2,468	2,591
Income before income taxes	12,839	20,985	6,142	38,738
Income tax expense	6,686	9,109	8,642	25,399
Net income (loss)	$6,153	$11,876	$(2,500)	$13,339
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.10	$(0.02)	$0.12
Diluted	$0.05	$0.10	$(0.02)	$0.12
Weighted-average common shares outstanding – basic and diluted
Basic	113,538,533	113,171,655	112,629,851	113,521,425
Diluted	114,656,761	113,202,846	112,629,851	114,867,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income (loss)	$6,153	$11,876	$(2,500)	$13,339
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,007)	(2,813)	(2,480)	(5,510)
Total other comprehensive loss, net of tax	(2,007)	(2,813)	(2,480)	(5,510)
Comprehensive income (loss)	$4,146	$9,063	$(4,980)	$7,829

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

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2022	114,667,975	$11	$440,880	$(54,568)	$(3,533)	$382,790
Net loss	—	—	—	(14,368)	—	(14,368)
Foreign currency translation adjustments	—	—	—	—	(144)	(144)
Issuance of common stock upon release of restricted stock units	22,078	—	—	—	—	—
Stock-based compensation expense	—	—	6,769	—	—	6,769
Balances at April 1, 2023	114,690,053	$11	$447,649	$(68,936)	$(3,677)	$375,047

Net income	—	—	—	5,715	—	5,715
Foreign currency translation adjustments	—	—	—	—	(329)	(329)
Retirement of restricted stock	(54,271)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	98,974	—	—	—	—	—
Stock-based compensation expense	—	—	5,764	—	—	5,764
Balances at July 1, 2023	114,734,756	$11	$453,413	$(63,221)	$(4,006)	$386,197

Net income	—	—	—	6,153	—	6,153
Foreign currency translation adjustments	—	—	—	—	(2,007)	(2,007)
Retirement of restricted stock	(101,179)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	122,368	—	—	—	—	—
Stock-based compensation expense	—	—	2,354	—	—	2,354
Balances at September 30, 2023	114,755,945	$11	$455,767	$(57,068)	$(6,013)	$392,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Fiscal Quarters Ended
	September 30,	October 1,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,500)	$13,339
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,784	28,834
Amortization of deferred financing costs and debt discount	1,290	1,140
Non-cash lease expense	5,874	5,596
Change in fair value of interest rate swaps	1,790	(4,203)
Stock-based compensation expense	14,887	40,415
Underwriting fees related to offering of common stock	—	11,437
Loss on extinguishment of debt	—	3,465
Bad debt expense	4,984	1,457
Other non-cash, net	34	6,496
Earnings from equity method investment	(2,468)	(2,591)
Distributions received from equity method investment	2,330	—
Changes in operating assets and liabilities:
Trade receivables	(28,652)	(44,875)
Inventories	61,738	(59,139)
Prepaid expenses and other current assets	(25)	2,458
Income tax receivable	(1,539)	(2,051)
Other assets	(4,289)	(442)
Accounts payable	2,085	3,702
Accrued expenses and other current liabilities	(169)	(92)
Other long-term liabilities	2,969	290
Net cash provided by operating activities	88,123	5,236
Cash flows from investing activities:
Purchases of property and equipment	(28,273)	(29,002)
Proceeds from the sale of property and equipment	—	24
Acquisitions of businesses, net of cash acquired	—	(384)
Net cash used in investing activities	(28,273)	(29,362)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	320,125
Payments on long-term debt borrowings	(12,437)	(285,634)
Proceeds from borrowings on revolving credit facilities	48,000	25,000
Payments on revolving credit facilities	(48,000)	(25,000)
Deferred financing fees paid	—	(6,865)
Proceeds from the issuance of common stock	—	257,663
Repayments of finance lease obligations	(437)	—
Repurchase and retirement of common stock	—	(272,663)
Net cash (used in) provided by financing activities	(12,874)	12,626
Effect of exchange rate changes on cash	(1,489)	(1,832)
Net increase (decrease) in cash	45,487	(13,332)
Cash at beginning of period	32,626	43,952
Cash at end of period	$78,113	$30,620
Supplemental cash flow information:
Cash paid for interest	$18,538	$8,760
Income taxes paid, net	2,990	20,000
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$484	$2,202
Capitalized internal-use software included in accounts payable – related party	—	800
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	5,766	45,876

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

On December 18, 2018, Latham Investment Holdings, LP, an investment fund managed by affiliates of Pamplona Capital Management (the “Sponsor”), Wynnchurch Capital, L.P. and management acquired all of the outstanding equity interests of Latham Topco., Inc., a newly incorporated entity in the State of Delaware. Latham Topco, Inc. changed its name to Latham Group, Inc. on March 3, 2021.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the fiscal and three fiscal quarters ended September 30, 2023 and October 1, 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 7, 2023 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter and three fiscal quarters ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2023.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which narrowed the scope and changed the effective date for nonpublic entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are SEC filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 was effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 was effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard on January 1, 2023 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. For public entities, ASU 2021-08 was effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. For all other entities, ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company adopted this standard early on January 1, 2023 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the three fiscal quarters ended September 30, 2023 or October 1, 2022.

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

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$301,621	$292,572	$312,881	$290,979

Interest rate swaps

The Company estimates the fair value of interest rate swaps (see Note 6) on a fiscal quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of September 30, 2023 and December 31, 2022, the net fair value of the Company’s interest rate swaps was an asset balance of $1.7 million and $3.5 million, respectively, which were recorded within other assets on the condensed consolidated balance sheets.

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of September 30, 2023 and as of December 31, 2022 was $130.9 million and $131.4 million, respectively. The change in the carrying value during the three fiscal quarters ended September 30, 2023 was solely because of fluctuations in foreign currency exchange rates.

Based on the results of the qualitative assessment performed for the Company’s one reporting unit, the Company determined that goodwill was not impaired at October 2, 2022. As a result of a decline in the Company’s stock price, the Company plans to perform a quantitative assessment for the 2023 annual test as of October 1, 2023, which may result in a non-cash impairment charge during the fiscal quarter ended December 31, 2023.

Intangible Assets

Intangible assets, net as of September 30, 2023 consisted of the following (in thousands):

	September 30, 2023
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(554)	$27,930	$119,616
Patented technology	16,126	108	8,274	7,960
Technology	13,000	—	1,589	11,411
Pool designs	13,628	(172)	2,738	10,718
Franchise relationships	1,187	140	1,286	41
Dealer relationships	197,376	39	58,517	138,898
Order backlog	1,600	—	1,600	—
Non-competition agreements	2,476	—	2,371	105
	$393,493	$(439)	$104,305	$288,749

The Company recognized $6.6 million and $19.9 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended September 30, 2023. The Company recognized $7.2 million and $21.5 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended October 1, 2022.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Amortization
Year Ended	Expense
Remainder of fiscal 2023	$6,632
2024	25,708
2025	25,550
2026	25,550
2027	25,550
Thereafter	179,759
$288,749

5. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$60,036	$95,388
Finished goods	43,188	69,832
	$103,224	$165,220

6. LONG-TERM DEBT

The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Term Loan	$310,125	$322,562
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(8,504)	(9,681)
Total debt	301,621	312,881
Less: Current portion of long-term debt	(3,250)	(3,250)
Total long-term debt	$298,371	$309,631

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

Revolving Credit Facility

The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement, the “First Lien Net Leverage Ratio”). Borrowings under the Revolving Credit Facility are due at maturity.

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

As of September 30, 2023, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

Outstanding borrowings as of September 30, 2023 were $301.6 million, net of unamortized discount and debt issuance costs of $8.5 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of September 30, 2023, the unamortized debt issuance costs and discount on the Term Loan were $4.7 million and $3.8 million, respectively. The effective interest rate was 10.26% at September 30, 2023, including the impact of the Company’s interest rate swaps.

As of September 30, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

Interest Rate Risk

Interest rate risk associated with the Credit Agreement is mitigated partially through interest rate swaps.

The Company executed an interest rate swap on April 30, 2020. The swap had an effective date of May 18, 2020 and a termination date of May 18, 2023. In February 2022, the Company amended its interest rate swap to change the index rate from LIBOR to SOFR in connection with the entry into the Credit Agreement. Under the terms of the amended swap, the Company fixed its SOFR borrowing rate at 0.496% on a notional amount of $200.0 million. The interest rate swap was not designated as a hedging instrument for accounting purposes (see Note 3).

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

Debt Maturities

Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Year Ended	Term Loan
Remainder of fiscal 2023	$813
2024	3,250
2025	3,250
2026	3,250
2027	3,250
Thereafter	296,312
$310,125

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

7. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022
Balance at the beginning of the fiscal year	$3,399	$4,909
Adjustments to reserve	4,737	5,479
Less: Settlements made (in cash or in kind)	(4,724)	(5,072)
Balance at the end of the fiscal quarter	$3,412	$5,316

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

The components of lease expense for the fiscal quarters ended September 30, 2023 and October 1, 2022 were as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease expense	$2,577	$2,295	$7,245	$6,799
Finance lease amortization of assets	199	21	465	28
Finance lease interest on lease liabilities	87	4	207	7
Short-term lease expense	96	58	246	90
Variable lease expense	315	141	910	445
Total lease expense	$3,274	$2,519	$9,073	$7,369

Operating and finance lease right-of-use assets and lease-related liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022	Classification

Lease right-of-use assets:
Operating leases	$31,934	$38,308	Operating lease right-of-use assets
Finance leases	4,013	316	Other assets
Total lease right-of-use assets	$35,947	$38,624

Lease-related liabilities
Current
Operating leases	$6,895	$6,923	Current operating lease liabilities
Finance leases	703	105	Accrued expenses and other current liabilities
Non-current
Operating leases	26,121	32,391	Non-current operating lease liabilities
Finance leases	3,402	193	Other long-term liabilities
Total lease liabilities	$37,121	$39,612

The table below presents supplemental information related to leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Finance leases	5.5	2.8
Operating leases	5.9	6.5
Weighted-average discount rate
Finance leases	8.2%	5.4%
Operating leases	5.0%	4.9%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,763	$5,249

The following table summarizes maturities of operating lease liabilities as of September 30, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2023	$2,183	$253	$2,436
2024	8,108	1,013	9,121
2025	7,309	958	8,267
2026	5,789	865	6,654
2027	4,086	820	4,906
Thereafter	10,738	1,187	11,925
Total lease payments	38,213	5,096	43,309
Less: Interest	(5,197)	(991)	(6,188)
Present value of lease liability	$33,016	$4,105	$37,121

9. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
In-ground Swimming Pools	$82,884	$102,334	$252,029	$326,290
Covers	47,460	51,934	108,961	122,848
Liners	30,434	35,130	114,635	138,674
	$160,778	$189,398	$475,625	$587,812

10. INCOME TAXES

The effective income tax rate for the fiscal and three fiscal quarters ended September 30, 2023 was 52.1% and 140.7%, respectively, compared to 43.4% and 65.6% for the fiscal and three fiscal quarters ended October 1, 2022, respectively. The differences between the U.S. federal statutory income tax rate and the Company's effective income tax rates for the fiscal quarter ended September 30, 2023 and the fiscal quarter ended October 1, 2022 were primarily attributable to the discrete impacts of stock-based compensation expense for which there is no associated tax benefit.

On October 15, 2023, the statute of limitations expired with respect to the Company’s 2019 U.S. Federal income tax return for which the Company has a liability related to uncertain tax positions recorded. As a result of the expiration of the statute of limitations, the Company will release the uncertain tax position liability with a corresponding net tax benefit of $7.5 million (a gross tax benefit of $10.7 million from the liability release offset by tax expense of $3.2 million from establishing a valuation allowance on an associated deferred tax asset) during the fourth fiscal quarter of 2023.

The Inflation Reduction Act ("IRA") was effective beginning in 2023. Key provisions from the IRA include the implementation of a 15% corporate alternative minimum tax for corporations with book income in excess of $1 billion, an excise tax on the fair market value of stock buybacks (offset by the fair market value of stock issued in the same tax year), and significant tax incentives for energy and climate initiatives. Enactment of the new law has not impacted the Company’s financial condition, results of operations or cash flows for the period ended September 30, 2023 and the Company does not expect a material impact on our future results at this time. The Company will continue to monitor any impacts of further guidance on the IRA as released and assess any impacts as applicable.

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

As of September 30, 2023, $77.0 million remained available for share repurchases pursuant to the Repurchase Program. The Company did not repurchase any shares of its common stock during the fiscal quarter ended September 30, 2023. The Company accounts for the excess of the repurchase price over the par value of shares acquired as a reduction to additional paid-in capital.

12. STOCK-BASED COMPENSATION

On April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Equity Incentive Plan (the “2021 Omnibus Equity Plan”), which became effective on April 22, 2021, upon pricing of its initial public offering. The 2021 Omnibus Equity Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the 2021 Omnibus Equity Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, is $750,000.

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

Except as amended by the First Amendment, the other terms of the 2021 Omnibus Equity Plan remain in full force and effect. Subsequent to the First Amendment, the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan is 21,170,212 shares.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cost of sales	$143	$730	$(57)	$3,046
Selling, general, and administrative	2,211	6,331	14,944	37,369
	$2,354	$7,061	$14,887	$40,415

As of September 30, 2023, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $11.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of stock option awards granted:

Three Fiscal Quarters Ended
October 1, 2022
Risk-free interest rate	2.04%
Expected volatility	39.67%
Expected term (in years)	6.25
Expected dividend yield	0.00%

No stock options were granted under this plan during the fiscal quarter ended September 30, 2023.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of stock appreciation rights awards granted:

Three Fiscal Quarters Ended
September 30, 2023
Risk-free interest rate	3.45%
Expected volatility	40.29%
Expected term (in years)	6.25
Expected dividend yield	0.00%

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the three fiscal quarters ended September 30, 2023:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2023	2,576,219	$19.00
Granted	—	—
Vested	(1,239,520)	19.00
Forfeited	(155,450)	19.00
Outstanding at September 30, 2023	1,181,249	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the three fiscal quarters ended September 30, 2023:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2023	617,941	$8.37
Granted	2,232,040	3.23
Vested	(243,420)	10.42
Forfeited	(247,685)	3.94
Outstanding at September 30, 2023	2,358,876	$3.76

Stock Options

The following table represents the Company’s stock option activity during the three fiscal quarters ended September 30, 2023:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	1,914,670	$14.85
Granted	—	—
Exercised	—	—
Forfeited	(325,433)	11.80
Outstanding at September 30, 2023	1,589,237	$15.47	7.86	$—
Vested and expected to vest at September 30, 2023	1,589,237	$15.47	7.86	$—
Options exercisable at September 30, 2023	583,527	$16.58	7.13	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock Appreciation Rights

During the fiscal quarter ended April 1, 2023, as a portion of the annual equity award grants to the Company’s executive officers, the Compensation Committee of the Board of Directors approved stock appreciation rights for an aggregate of 790,181 shares of the Company’s common stock, with a strike price of $3.24 per share (the “Contingent Grants”). At the time of such approval, the Company did not have enough shares of the Company’s common stock in the share pool under the 2021 Omnibus Equity Plan to support such grant. As of April 1, 2023, the Contingent Grants remained subject to stockholder approval of the First Amendment. On May 2, 2023, following stockholder approval of the First Amendment, the foregoing stock appreciation right awards became effective without condition.

The following table represents the Company’s stock appreciation rights activity during the three fiscal quarters ended September 30, 2023:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	—	$—
Granted	790,181	3.24
Exercised	—	—
Forfeited	(93,256)	3.24
Outstanding at September 30, 2023	696,925	$3.24	9.59	$—
Vested and expected to vest at September 30, 2023	696,925	$3.24	9.59	$—
Stock appreciation rights exercisable at September 30, 2023	—	$—	—	$—

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

No stock appreciation rights were granted under this plan during the fiscal quarter ended September 30, 2023.

13. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income (loss) attributable to common stockholders	$6,153	$11,876	$(2,500)	$13,339
Denominator:
Weighted-average common shares outstanding
Basic	113,538,533	113,171,655	112,629,851	113,521,425
Diluted	114,656,761	113,202,846	112,629,851	114,867,164
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.10	$(0.02)	$0.12
Diluted	$0.05	$0.10	$(0.02)	$0.12

As of September 30, 2023 and December 31, 2022, 113,574,696 and 112,091,756 shares of common stock were issued and outstanding for accounting purposes, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Restricted stock awards	64,329	3,842,873	909,375	1,280,958
Restricted stock units	57,885	212,183	220,255	108,570
Stock options	1,644,520	1,963,331	1,753,740	1,655,462
Stock appreciation rights	738,940	—	422,874	—

14. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI has rendered services to the Company, for which the cost has been capitalized as internal-use software. A co-founder of BrightAI Services has served on the Company’s Board of Directors since December 9, 2020. In December 2022, the Company executed an additional agreement with BrightAI for the provision of hardware to run the technology developed by BrightAI and the Company. During the three fiscal quarters ended September 30, 2023 and the fiscal year ended December 31, 2022, the Company incurred $0.8 million and $0.2 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company had accounts payable related to BrightAI of $0.0 million and $0.4 million, respectively.

Expense Reimbursement

The Company entered into a Stockholders’ Agreement with the Sponsor and Wynnchurch Capital, L.P. on April 27, 2021. The Stockholders’ Agreement requires the Company to reimburse the Sponsor and Wynnchurch Capital, L.P. for their reasonable out-of-pocket costs and expenses in connection with monitoring and overseeing their investment in the Company.

The Company recognized no amount and $0.2 million for the reimbursement of out-of-pocket costs and expenses to Wynnchurch Capital, L.P. and no amounts for the reimbursement of out-of-pocket costs and expenses to the Sponsor during the fiscal quarter and three fiscal quarters ended September 30, 2023, respectively. The Company recognized $0.2 million for the reimbursement of out-of-pocket costs and expenses to the Sponsor and $0.1 million for the reimbursement of out-of-pocket costs and expenses to the Wynnchurch Capital, L.P. during the fiscal quarter and the three fiscal quarters ended October 1, 2022. As of both September 30, 2023 and December 31, 2022, there was less than $0.1 million outstanding amounts payable to the Sponsor and no outstanding amounts payable to Wynnchurch Capital, L.P.

15. RESTRUCTURING COSTS

During the second and third fiscal quarters of 2023, the Company initiated an additional cost reduction plan focused on efforts to improve efficiencies and decrease costs. The plan involved a reduction in the Company’s workforce as well as closures of various manufacturing facilities. The Company expects to incur charges for employee severance and related costs, as well as fixed asset and facility related expenses, of approximately $2.8 million. During the quarter ended September 30, 2023, the Company recognized costs related to the plan totaling $1.8 million, comprised primarily of $1.0 million for severance and related costs and $0.8 million relating to the facility closures. These charges were included in cost of sales and selling, general, and administrative expenses in the condensed consolidated statements of operations. The remaining costs under the plan of approximately $1.0 million are expected to be incurred and recognized in the fourth fiscal quarter of 2023. The Company had an exit or disposal cost related liability of $0.3 million as of September 30, 2023 and no liability as of December 31, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, the implementation of our cost reduction plans and expected annualized cost savings, a potential non-cash impairment charge for goodwill, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report and as described in other subsequent reports we file or furnish with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. For similar reasons, our past results may not be a reliable indicator of future performance and trends. We encourage you to read this report and our other filings with the SEC carefully. You also should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.

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

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, liners, and covers.

Recent Developments

Highlights for the fiscal quarter ended September 30, 2023

●	Decrease in net sales of 15.1%, or $28.6 million, to $160.8 million for the fiscal quarter ended September 30, 2023, compared to $189.4 million for the fiscal quarter ended October 1, 2022.
●	Decrease in net income of $5.7 million to $6.2 million and representing a 3.8% net income margin for the fiscal quarter ended September 30, 2023, compared to net income of $11.9 million for the fiscal quarter ended October 1, 2022.
●	Decrease in Adjusted EBITDA (as defined below) of $6.2 million to $36.1 million for the fiscal quarter ended September 30, 2023, compared to $42.3 million for the fiscal quarter ended October 1, 2022.

Highlights for the three fiscal quarters ended September 30, 2023

●	Decrease in net sales of 19.1%, or $112.2 million, to $475.6 million for the three fiscal quarters ended September 30, 2023, compared to $587.8 million for the three fiscal quarters ended October 1, 2022.
●	Decrease in net income of $15.8 million to a net loss of $2.5 million and representing a 0.5% net loss margin for the three fiscal quarters ended September 30, 2023, compared to net income of $13.3 million for the three fiscal quarters ended October 1, 2022.
●	Decrease in Adjusted EBITDA (as defined below) of $60.8 million to $78.1 million for the three fiscal quarters ended September 30, 2023, compared to $138.9 million for the three fiscal quarters ended October 1, 2022.

Business Update

Market conditions continue to evolve. As anticipated, ongoing macroeconomic challenges are weighing on consumer spending and demand. This is resulting in a decline in U.S. new in-ground residential pool installations in 2023 and we expect this to continue into 2024. We continue to make progress executing our strategy to drive material conversion from concrete to fiberglass swimming pools, supported by our continued momentum on our lead generation efforts and dealer strategy. We continue to take a disciplined approach to capital investments, with the focus on the completion of previously announced projects. This includes the completion of our Kingston, Ontario facility in April 2023 as well as our acquired fiberglass manufacturing assets in Seminole, Oklahoma.

We have responded to economic uncertainty with immediate actions to reduce our costs. In the fourth fiscal quarter of 2022, we approved a cost reduction plan and expect to realize $12.0 million of savings during the 2023 fiscal year. During the second and third fiscal quarters of 2023, we initiated additional plans to further reduce our manufacturing overhead, headcount, and discretionary spend. We expect to realize an additional $12.0 million of annualized savings from the plans implemented in 2023, with $6.0 million expected to be realized this fiscal year and therefore a total of $18.0 million of cost savings in 2023, with the remaining $6.0 million expected to be realized in 2024.

Leadership Transition

On October 24, 2023, we announced that Oliver Gloe was appointed as our Chief Financial Officer effective November 13, 2023. J. Mark Borseth concurrently will step down as our Interim Chief Financial Officer and resume his previous role of Strategic Advisor through the end of 2023.

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

Results of Operations

Fiscal Quarter Ended September 30, 2023 Compared to Fiscal Quarter Ended October 1, 2022

The following table summarizes our results of operations for the fiscal quarter ended September 30, 2023 and October 1, 2022:

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change in %
	September 30, 2023	Sales	October 1, 2022	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$160,778	100.0%	$189,398	100.0%	$(28,620)	0.0%
Cost of sales	112,633	70.1%	130,521	68.9%	(17,888)	1.2%
Gross profit	48,145	29.9%	58,877	31.1%	(10,732)	(1.2)%

Selling, general, and administrative expense	23,431	14.6%	26,749	14.1%	(3,318)	0.5%
Amortization	6,635	4.1%	7,156	3.8%	(521)	0.3%
Income from operations	18,079	11.2%	24,972	13.2%	(6,893)	(2.0)%
Other expense:
Interest expense, net	5,980	3.7%	4,264	2.3%	1,716	1.4%
Loss on extinguishment of debt	—	—%	—	—%	—	0.0%
Other expense, net	1,031	0.7%	1,052	0.5%	(21)	0.2%
Total other expense, net	7,011	4.4%	5,316	2.8%	1,695	1.6%
Earnings from equity method investment	1,771	1.2%	1,329	0.7%	442	0.5%
Income before income taxes	12,839	8.0%	20,985	11.1%	(8,146)	(3.1)%
Income tax expense	6,686	4.2%	9,109	4.8%	(2,423)	(0.6)%
Net income	$6,153	3.8%	$11,876	6.3%	$(5,723)	(2.5)%
Adjusted EBITDA(a)	$36,083	22.4%	$42,252	22.3%	$(6,169)	0.1%

________________________________________

(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $160.8 million for the fiscal quarter ended September 30, 2023, compared to $189.4 million for the fiscal quarter ended October 1, 2022. The $28.6 million, or 15.1%, decrease in net sales was because of a $32.8 million decrease in sales volume, partially offset by a $4.2 million increase from higher pricing. The volume decrease was primarily driven by continued macroeconomic challenges. The decrease in total net sales of $28.6 million across our product lines consisted of $19.5 million for in-ground swimming pools, $4.7 million for liners and $4.5 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $112.6 million for the fiscal quarter ended September 30, 2023, compared to $130.5 million for the fiscal quarter ended October 1, 2022. Gross margin decreased by 1.2%, to 29.9% of net sales for the fiscal quarter ended September 30, 2023, compared to 31.1% of net sales for the fiscal quarter ended October 1, 2022. The $17.9 million, or 13.7%, decrease in cost of sales was primarily the result of the decrease in sales volume and a $0.6 million decrease in non-cash stock-based compensation expense. The 1.2% decrease in gross margin was primarily driven by reduced net sales, the right sizing of our inventory and the sell-through of higher cost inventory, partially offset by some material cost deflation, benefits from pricing levels and improving fixed costs as a result of our cost reduction actions.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $23.4 million for the fiscal quarter ended September 30, 2023, compared to $26.7 million for the fiscal quarter ended October 1, 2022, and increased as a percentage of net sales by 0.5%. The $3.3 million, or 12.4%, decrease in selling, general, and administrative expense was primarily driven by a $4.1 million decrease in non-cash stock-based compensation expense and lower employee incentive accruals.

Amortization

Amortization was $6.6 million for the fiscal quarter ended September 30, 2023, compared to $7.2 million for the fiscal quarter ended October 1, 2022. The $0.6 million, or 7.3%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the fiscal year ended December 31, 2022.

Interest Expense, net

Interest expense, net was $6.0 million for the fiscal quarter ended September 30, 2023, compared to $4.3 million for the fiscal quarter ended October 1, 2022. The $1.7 million, or 40.2%, increase in interest expense, net was primarily the result of a higher effective interest rate, compared to the fiscal quarter ended October 1, 2022, partially offset by the change in the fair value of our interest rate swaps. Interest expense, net for the fiscal quarter ended September 30, 2023 was impacted by an unrealized gain of $1.1 million related to the change in fair value of our interest rate swaps compared to an unrealized gain of $0.3 million for the fiscal quarter ended October 1, 2022.

Other Expense, Net

Other expense, net was $1.0 million for the fiscal quarter ended September 30, 2023, compared to $1.1 million for fiscal quarter ended October 1, 2022. The $0.1 million decrease in other expense was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $1.8 million for the fiscal quarter ended September 30, 2023, compared to $1.3 million for the fiscal quarter ended October 1, 2022, because of the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $6.7 million for the fiscal quarter ended September 30, 2023, compared to income tax expense of $9.1 million for the fiscal quarter ended October 1, 2022. Our effective tax rate was 52.1% for the fiscal quarter ended September 30, 2023, compared to 43.4% for the fiscal quarter ended October 1, 2022. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended September 30, 2023 and October 1, 2022 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit.

Net Income

Net income was $6.2 million for the fiscal quarter ended September 30, 2023, compared to $11.9 million for the fiscal quarter ended October 1, 2022. The $5.7 million, or 48.2%, decrease in net income was primarily because of the factors described above.

Net Income Margin

Net income margin was 3.8% for the fiscal quarter ended September 30, 2023, compared to 6.3% for the fiscal quarter ended October 1, 2022. The 2.5% decrease in net income margin was driven by a $5.7 million decrease in net income and a $28.6 million decrease in net sales, compared to the fiscal quarter ended October 1, 2022 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $36.1 million for the fiscal quarter ended September 30, 2023, compared to $42.3 million for the fiscal quarter ended October 1, 2022. The $6.2 million, or 14.6%, decrease in Adjusted EBITDA was primarily because of the decrease in net sales, partially offset by the reduction in SG&A expenses, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 22.4% for the fiscal quarter ended September 30, 2023, compared to 22.3% for the fiscal quarter ended October 1, 2022. The 0.1% increase in Adjusted EBITDA margin was primarily because of a $6.2 million decrease in Adjusted EBITDA and a $28.6 million decrease in net sales, compared to the fiscal quarter ended October 1, 2022, which were impacted by the factors described above.

Three Fiscal Quarters Ended September 30, 2023 Compared to Three Fiscal Quarters Ended October 1, 2022

The following table summarizes our results of operations for the three fiscal quarters ended September 30, 2023 and October 1, 2022:

	Three Fiscal Quarters Ended
		% of Net		% of Net	Change	Change in %
	September 30, 2023	Sales	October 1, 2022	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$475,625	100.0%	$587,812	100.0%	$(112,187)	0.0%
Cost of sales	343,877	72.3%	390,674	66.5%	(46,797)	5.8%
Gross profit	131,748	27.7%	197,138	33.5%	(65,390)	(5.8)%

Selling, general, and administrative expense	86,697	18.2%	113,778	19.4%	(27,081)	(1.2)%
Underwriting fees related to offering of common stock	—	—%	11,437	1.8%	(11,437)	(1.8)%
Amortization	19,902	4.2%	21,504	3.7%	(1,602)	0.5%
Income from operations	25,149	5.3%	50,419	8.6%	(25,270)	(3.3)%
Other expense:
Interest expense, net	21,270	4.5%	9,193	1.6%	12,077	2.9%
Loss on extinguishment of debt	—	—%	3,465	0.6%	(3,465)	(0.6)%
Other expense, net	205	—%	1,614	0.2%	(1,409)	(0.2)%
Total other expense, net	21,475	4.5%	14,272	2.4%	7,203	2.1%
Earnings from equity method investment	2,468	0.5%	2,591	0.4%	(123)	0.1%
Income before income taxes	6,142	1.3%	38,738	6.6%	(32,596)	(5.3)%
Income tax expense	8,642	1.8%	25,399	4.3%	(16,757)	(2.5)%
Net (loss) income	$(2,500)	(0.5)%	$13,339	2.3%	$(15,839)	(2.8)%
Adjusted EBITDA(a)	$78,115	16.4%	$138,867	23.6%	$(60,752)	(7.2)%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $475.6 million for the three fiscal quarters ended September 30, 2023, compared to $587.8 million for the three fiscal quarters ended October 1, 2022. The $112.2 million, or 19.1%, decrease in net sales was because of a $125.9 million decrease in sales volume, partially offset by a $13.7 million increase from higher pricing. The volume decrease was due to continued macroeconomic challenges. The decrease in total net sales of $112.2 million across our product lines consisted of $74.3 million for in-ground swimming pools, $24.0 million for liners and $13.9 million in covers.

Cost of Sales and Gross Margin

Cost of sales was $343.9 million for the three fiscal quarters ended September 30, 2023, compared to $390.7 million for the three fiscal quarters ended October 1, 2022. Gross margin decreased by 5.8%, to 27.7% of net sales for the three fiscal quarters ended September 30, 2023 compared to 33.5% of net sales for the three fiscal quarters ended October 1, 2022. The $46.8 million, or 12.0%, decrease in cost of sales was primarily the result of the decrease in sales volume and a $3.1 million decrease in non-cash stock-based compensation expense. The 5.8% decrease in gross margin was primarily driven by reduced net sales, sell-through of higher cost inventory, the right sizing of our inventory and negative fixed cost leverage from year-over-year volume declines, partially offset by benefits from our pricing levels, some material cost deflation and improved productivity.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $86.7 million for the three fiscal quarters ended September 30, 2023, compared to $113.8 million for the three fiscal quarters ended October 1, 2022, and decreased as a percentage of net sales by 1.2%. The $27.1 million, or 23.8%, decrease in selling, general, and administrative expense was primarily driven by a $22.4 million decrease in non-cash stock-based compensation expense, lower incentive accruals, and wages on lower headcount.

Underwriting Fees Related to Offering of Common Stock

Underwriting fees related to our offering of common stock were $11.4 million for the three fiscal quarters ended October 1, 2022, related to the offering that was completed in January 2022.

Amortization

Amortization was $19.9 million for the three fiscal quarters ended September 30, 2023, compared to $21.5 million for the three fiscal quarters ended October 1, 2022. The $1.6 million, or 7.4%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the fiscal year ended December 31, 2022.

Interest Expense, net

Interest expense, net was $21.3 million for the three fiscal quarters ended September 30, 2023, compared to $9.2 million for the three fiscal quarters ended October 1, 2022. The $12.1 million, or 131.4%, increase in interest expense, net was primarily the result of the change in the fair value of our interest rate swaps and a higher effective interest rate, compared to the three fiscal quarters ended October 1, 2022. Interest expense, net for the three fiscal quarters ended September 30, 2023 was impacted by an unrealized loss of $1.8 million related to the change in fair value of our interest rate swaps compared to an unrealized gain of $4.2 million for the three fiscal quarters ended October 1, 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.5 million for the three fiscal quarters ended October 1, 2022, related to our debt refinancing completed in February 2022.

Other Expense, Net

Other expense, net was $0.2 million for the three fiscal quarters ended September 30, 2023, compared to $1.6 million for the three fiscal quarters ended October 1, 2022. The $1.4 million decrease in other expense was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $2.5 million for the three fiscal quarters ended September 30, 2023, compared to $2.6 million for the three fiscal quarters ended October 1, 2022, because of the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $8.6 million for the three fiscal quarters ended September 30, 2023, compared to income tax expense of $25.4 million for the three fiscal quarters ended October 1, 2022. Our effective tax rate was 140.7% for the three fiscal quarters ended September 30, 2023, compared to 65.6% for the three fiscal quarters ended October 1, 2022. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended September 30, 2023 and October 1, 2022 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit.

Net (Loss) Income

Net loss was $2.5 million for the three fiscal quarters ended September 30, 2023, compared to $13.3 million of net income for the three fiscal quarters ended October 1, 2022. The $15.8 million, or 118.7%, increase in net loss was primarily because of the factors described above.

Net (Loss) Income Margin

Net loss margin was 0.5% for the three fiscal quarters ended September 30, 2023, compared to net income margin of 2.3% for the three fiscal quarters ended October 1, 2022. The 2.8% increase in net loss margin was driven by a $15.8 million increase in net loss and a $112.2 million decrease in net sales, compared to the three fiscal quarters ended October 1, 2022 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $78.1 million for the three fiscal quarters ended September 30, 2023, compared to $138.9 million for the three fiscal quarters ended October 1, 2022. The $60.8 million, or 43.7%, decrease in Adjusted EBITDA was primarily because of the decrease in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 16.4% for the three fiscal quarters ended September 30, 2023, compared to 23.6% for the three fiscal quarters ended October 1, 2022. The 7.2% decrease in Adjusted EBITDA margin was primarily because of a $60.8 million decrease in Adjusted EBITDA and a $112.2 million decrease in net sales, compared to the three fiscal quarters ended October 1, 2022, which were impacted by the other factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board of Directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. Management believes it is useful to investors and analysts to evaluate these non-GAAP measures for the same reasons and on the same basis as management and our Board of Directors use them to evaluate our operating results. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax (benefit) expense, (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized losses (gains) on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) underwriting fees related to offering of common stock, (xii) Odessa fire and (xiii) other items that we do not believe are indicative of our core operating performance.

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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(dollars in thousands)
Net income (loss)	$6,153	$11,876	$(2,500)	$13,339
Depreciation and amortization	10,500	9,560	29,784	28,834
Interest expense, net	5,980	4,264	21,270	9,193
Income tax expense	6,686	9,109	8,642	25,399
Loss on sale and disposal of property and equipment	118	22	131	146
Restructuring charges(a)	1,818	287	2,615	406
Stock-based compensation expense(b)	2,354	7,061	14,887	40,415
Unrealized losses on foreign currency transactions(c)	1,400	1,103	932	2,817
Strategic initiative costs(d)	1,063	532	3,065	3,019
Acquisition and integration related costs(e)	—	—	11	257
Loss on extinguishment of debt(f)	—	—	—	3,465
Underwriting fees related to offering of common stock(g)	—	—	—	11,437
Odessa fire(h)	11	(1,523)	(760)	—
Other(i)	—	(39)	38	140
Adjusted EBITDA	$36,083	$42,252	$78,115	$138,867
Net sales	$160,778	$189,398	$475,625	$587,812
Net income (loss) margin	3.8%	6.3%	(0.5)%	2.3%
Adjusted EBITDA margin	22.4%	22.3%	16.4%	23.6%

(a) Represents costs related to a cost reduction plan that includes severance and other costs for our executive management changes and additional costs related to our cost reduction plan announced in 2023, which includes further actions to reduce our manufacturing overhead by reducing headcount in addition to facility shutdowns.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, borrowings under our credit facilities, and the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions, or investments we may undertake, and any share repurchases we may make. As of September 30, 2023, we had $78.1 million of cash, $301.6 million of outstanding borrowings and an additional $75.0 million of borrowing availability under our Revolving Credit Facility.

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

Revolving Credit Facility

The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pools Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement, the “First Lien Net Leverage Ratio”). The Revolving Credit Facility is not subject to amortization.

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

As of September 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

As of September 30, 2023, we had $301.6 million of outstanding borrowings under the Term Loan.

As of September 30, 2023, we were in compliance with all covenants under the Revolving Credit Facility and the Term Loan.

Share Repurchase Program

On May 10, 2022, we approved a stock repurchase program (the “Repurchase Program”), which authorized us to repurchase up to $100 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our outstanding shares under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. We did not repurchase any shares of our common stock during the fiscal quarter ended September 30, 2023. As of September 30, 2023, $77.0 million remained available for share repurchases pursuant to our Repurchase Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Fiscal Quarters Ended
	September 30, 2023	October 1, 2022

	(in thousands)
Net cash provided by operating activities	$88,123	$5,236
Net cash used in investing activities	(28,273)	(29,362)
Net cash (used in) provided by financing activities	(12,874)	12,626
Effect of exchange rate changes on cash	(1,489)	(1,832)
Net increase (decrease) in cash	$45,487	$(13,332)

Operating Activities

During the three fiscal quarters ended September 30, 2023, operating activities provided $88.1 million of cash. Net loss, after adjustments for non-cash items, provided cash of $56.0 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which provided $32.1 million. Net cash provided by changes in our operating assets and liabilities for the three fiscal quarters ended September 30, 2023 consisted primarily of a $61.7 million decrease in inventories, a $3.0 million increase in other long-term liabilities and a $2.1 million increase in accounts payable partially offset by a $28.7 million increase in trade receivables, a $4.3 million increase in other assets, a $1.5 million increase in income tax receivable, a $0.3 million increase in prepaid expenses and other current assets and a $0.2 million decrease in accrued expenses and other current liabilities. The change in trade receivables was primarily driven by the timing of net sales, and the decrease in inventories was primarily driven by efforts to meet demand outlook while maintaining lead times and service levels. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments.

During the three fiscal quarters ended October 1, 2022, operating activities provided $5.2 million of cash. Net income, after adjustments for non-cash items, provided cash of $105.4 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which used $100.1 million. Net cash used in changes in our operating assets and liabilities for the three fiscal quarters ended October 1, 2022 consisted primarily of a $44.9 million increase in trade receivables, a $59.1 million increase in inventories, a $2.1 million increase in income tax receivable, a $0.4 million increase in other assets and a $0.1 million decrease in accrued expenses and other current liabilities, partially offset by a $2.5 million decrease in prepaid expenses and other current assets, a $3.7 million increase in accounts payable, and a $0.3 million increase in other long-term liabilities. The change in trade receivables was primarily due to the timing of, and increase in, net sales, and the increase in inventories was primarily due to a strategic decision to carry more inventory, as well as higher costs. The changes in accrued expenses and other current liabilities and accounts payable were primarily due to volume of purchases and timing of payments.

Investing Activities

During the three fiscal quarters ended September 30, 2023, investing activities used $28.3 million of cash, consisting of purchases of property and equipment for $28.3 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

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

Financing Activities

During the three fiscal quarters ended September 30, 2023, financing activities used $12.9 million of cash, primarily consisting of repayments on revolving credit facilities of $48.0 million, repayments on long-term debt borrowings of $12.4 million, and repayments of finance lease obligations of $0.4 million, partially offset by borrowings on revolving credit facilities of $48.0 million.

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

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the three fiscal quarters ended September 30, 2023 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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

Based on the result of the qualitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at October 2, 2022. As a result of a decline in our stock price, we plan to perform a quantitative assessment for our 2023 annual test as of October 1, 2023, which may result in a non-cash impairment charge during the fiscal quarter ended December 31, 2023.

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

During the three fiscal quarters ended September 30, 2023, there have been no material changes, other than the interest rate swap discussed below, to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Interest Rate Risk

We entered into an additional interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, we fixed our SOFR borrowing rate on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes.

We had executed an interest rate swap on April 30, 2020. The swap had an effective date of May 18, 2020 and a termination date of May 18, 2023. In February 2022, we amended our interest rate swap to change the index rate from LIBOR to SOFR in connection with the entry into the Credit Agreement. The interest rate swap was not designated as a hedging instrument for accounting purposes. This swap was replaced by the swap discussed above.

An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of September 30, 2023, would cause an increase or decrease to annual interest expense, net of approximately $1.4 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended September 30, 2023. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report, the risk factors that materially affect our business, financial condition, and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report other than the risk factor set forth below. You should carefully consider the risks, uncertainties, assumptions and other important factors set forth in the Annual Report and other subsequent reports we file or furnish with the SEC, including this Quarterly Report on Form 10-Q, any of which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. For similar reasons, our past results may not be a reliable indicator of future performance and trends. You also should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time, and we anticipate that subsequent events and developments will cause our views to change. Any of these known or emerging factors may materially adversely affect our business, financial condition, and operating results, as well as the trading price of our common stock.

If our goodwill, other intangibles or fixed assets become impaired, we may be required to record a significant charge to earnings.

We had approximately $130.9 million of goodwill and $288.7 million of acquired intangible assets on our condensed consolidated balance sheet as of September 30, 2023, which represented 15.1% and 33.4% of our total assets, respectively, as of such date. Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment on the first day of the fourth fiscal quarter. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangibles or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a sustained decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Under GAAP, if we determine that goodwill, other intangibles or fixed assets are impaired, we will be required to write down these assets to fair value. Any write-down would have a negative effect on our consolidated financial statements and may be material. Based on the results of the qualitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at October 2, 2022. As a result of a decline in our stock price, we plan to perform a quantitative assessment for our 2023 annual test as of October 1, 2023, which may result in a non-cash impairment charge during the fiscal quarter ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, we approved a stock repurchase program, which authorized us to repurchase up to $100.0 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. As of September 30, 2023, $77.0 million remained available for share repurchases pursuant to the repurchase program. We did not repurchase any shares of our common stock during the fiscal quarter ended September 30, 2023.

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the 13 weeks ended September 30, 2023, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit
No.	Description

10.1†

Form of Amendment to Employment Agreement (Specified Executive Officers) (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.2†

Form of Offer Letter (Specified Executive Officers) (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.3†

Latham Pool Products, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.4†

Amendment to Employment Agreement, by and between J. Mark Borseth and Latham Group, Inc., dated July 24, 2023 (incorporated by reference to Exhibit 10.4 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

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

Date       November 7, 2023

LATHAM GROUP, INC.

/s/ James Mark Borseth
James Mark Borseth
Interim Chief Financial Officer
(Principal Financial Officer)