Form 10-K
period 2023-12-31
Latham Group, Inc.
filed 2024-03-13
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of March 8, 2024, 115,386,472 shares of the registrant’s common stock, $0.0001 par value were outstanding.

The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $144,310,808. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2024 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

We are the largest designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. We hold the #1 position in North America in every product category in which we compete. We believe that we are the most desirable brand in the pool industry and the only pool company that has established a direct relationship with the homeowner. We are Latham, The Pool CompanyTM.

With an operating history that spans over 65 years, we offer the industry’s broadest portfolio of pools and related products, including in-ground swimming pools, pool liners, and pool covers.

We have a heritage of innovation. In an industry that has traditionally marketed from pool manufacturer to dealer, we pioneered the first “direct-to-homeowner” digital and social marketing strategy that has transformed the homeowner’s purchase journey. Through this marketing strategy, we are able to create demand for our pools and to provide high quality, purchase-ready consumer leads to our dealer partners.

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools, co-branded marketing programs, and in-house training.

Our operations consist of approximately 1,800 employees across all of our locations. The broad geographic reach of our manufacturing and distribution network allows us to service our customers at short lead times and to deliver a fiberglass pool in a cost-effective manner. Our mission is to design and manufacture high-quality pool products, with the homeowner in mind, and to be a value-added partner to our dealers.

Industry

Over the last decade, macroeconomic trends have driven an increase in reinvestment in the home, and we expect that consumers will continue to focus a portion of their rest-and-relaxation spending on exterior living spaces as they look for more ways to spend time outdoors.

Fiberglass pools are underpenetrated in the United States residential in-ground swimming pool market relative to other geographic markets. A conversion to fiberglass pools from legacy pool construction materials is being driven by greater homeowner awareness of the benefits of fiberglass products. As a result of material conversion away from legacy pool construction materials such as concrete, market share growth of fiberglass pool starts in the United States is meaningfully outpacing that of the broader in-ground swimming pool market. Despite this growth, fiberglass pools still have significant runway for growth in the United States relative to comparable international markets.

The benefits of fiberglass products include:

●	Lower up-front and lifecycle costs. Fiberglass pools cost less and have lower operating and repair expenses compared to concrete pools.
●	Faster and easier installation. Fiberglass pools can be installed in as little as two to three days, compared to up to three or more months for concrete pools of comparable size.
●	Premium quality and aesthetics. We believe our fiberglass pool offering is the most attractive on the market. Our special finishing process allows a smooth and lustrous finish for traction where you need it (such as steps).

●	Less chemicals. The smooth non-porous finish of fiberglass dramatically reduces the need for harsh chemicals to treat the pool. It also allows homeowners to opt for an eye- and skin-friendly saltwater pool, without concern for corrosion.
●	Lifetime warranty. Our fiberglass pools are guaranteed to the original purchaser for a lifetime and do not need to be resurfaced or repainted every eight to ten years like legacy materials.

Pool manufacturers have traditionally marketed to dealers rather than to homeowners. As a result, both manufacturers and homeowners have depended on dealers to educate homeowners and guide them through their pool buying journey. The dealership market is highly-fragmented, consisting primarily of small, family-owned businesses. In addition, concrete pool installers face a number of challenges, particularly the trend towards skilled tradesmen leaving the industry. Each of these factors contribute to the supply constraint in the pool market.

Growth Strategy

Accelerate Fiberglass Material Conversion through Unique Market Positioning

As the leader in the fiberglass pool product category, we are driving the material conversion, especially from concrete pools to fiberglass, by educating both homeowners and dealer partners about the superior benefits of fiberglass. The benefits include lower up-front and total cost of ownership, quicker installation, easier maintenance, and a more convenient buying experience. Additionally, the connectivity we have built with our homeowners has provided us with the insights needed to stay ahead of homeowner demand trends that shape our market.

Utilize Leading Brand and Digital Assets to Generate Greater Volumes and Quality of Homeowner Leads

Since 2019, we have increased our investments in our digital strategies and consumer marketing. Our marketing campaigns and digital platform, including our easy to use interactive website and mobile app, inform homeowners on the benefits of fiberglass. Our content-rich digital platform provides homeowners with education and engagement tools that help them to navigate their pool buying journey, including an unrivaled pool visualization experience, informational videos and resources, budget calculators, and a pool expert community consisting of a blog and direct homeowner outreach. For example, the Latham Augmented Reality Pool Visualizer app allows homeowners to browse fiberglass models and to select from a variety of options from their mobile device. Our digital strategy has resulted in superior search engine optimization performance. We have boosted not only the number of leads, but the overall quality of our leads for our dealers, further strengthening Latham’s relationship with our dealer base.

Secure Additional Strategic Partnerships with Priority Dealers to Gain Share

Our approach as a true business partner with our dealers positions us to gain share in our industry. With our differentiated portfolio of products, manufacturing capabilities, customer service, and homeowner connectivity, we have developed a reputation as an innovative and dependable partner to our dealers and distributors. At our “Latham University” training program, our dealer partners discover firsthand the benefits of fiberglass pools, including the ease and speed of installation. Dealers also learn both basic and advanced fiberglass pool installation techniques. We have exclusive supply arrangements with many of our top dealer partners, including the nation’s largest franchised dealer network, Premier Pools & Spas. As the only participant with national distribution in the fiberglass pool product category, we intend to continue pursuing strategic partnerships with priority dealers in underpenetrated geographical markets that can help us accelerate our growth.

Grow Industry Capacity by Onboarding and Training New Dealer Partners

We believe that there is a tremendous opportunity to expand the capacity of skilled dealer partners to support future industry growth and our continued market penetration. As such, we intend to continue to use our leadership position in the industry to educate small business owners currently installing concrete pools, as well as those in related trades, about the economic opportunities available in the fiberglass product category of the pool market. We further intend to onboard, train, and support dealers with the same emphasis we have placed on our existing dealer partnerships, including our co-branding programs, “Latham University” and our “Business Excellence” coaching, designed to help them manage their growth. Leveraging our investments and management expertise, we should be able to play a key role in growing the industry’s pool building capacity.

Expand Margins through Mix Shift Towards Fiberglass and Productivity Initiatives

We have made significant manufacturing capacity investments not only to support long-term growth of fiberglass pools, but also to continue to deliver the compelling margin profile of our fiberglass pool offering. We believe we have an opportunity to increase our margins as we grow into our capacity investments and our product mix continues to shift towards fiberglass pools. Additionally, we expect that our investments in people, processes, and equipment aimed at enhancing our manufacturing efficiency will expand our margins.

Strategic Acquisitions that Enhance the Latham Platform

The pool industry offers attractive opportunities for strategic acquisitions to drive consolidation and expand our product offering. We have historically undertaken strategic acquisitions to expand our geographic reach within the United States and internationally, enhance our product portfolio, and drive operational efficiencies. We will continue to focus on acquiring high-quality, market-leading businesses with teams, capabilities, and technologies that are complementary to our existing offerings and that enable us to better serve homeowners and dealer partners.

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

In-ground Swimming Pools

Fiberglass Pools

We are the largest fiberglass pool manufacturer in North America, Australia and New Zealand. Demand for our fiberglass pools is driven by both accelerating material conversion from legacy pool construction materials, especially concrete, and the long-term value that our pools deliver to our homeowners through both lower up-front and lifecycle costs. We offer an extensive portfolio of fiberglass pools with customizable features that include unique colors, elaborate finishes, floor mosaics, lighting options, water features, in-floor cleaning, tanning ledges, and spillover spas. Our pools come in a variety of different shapes and sizes and are known by homeowners for their premium quality and aesthetics. Our fiberglass pools offer significant cost, installation, and maintenance advantages over traditional concrete pools while requiring fewer chemicals. Our innovative product portfolio is made up of a fiberglass, carbon fiber and Kevlar build and is backed by a lifetime warranty to the original purchaser, providing our homeowners with peace of mind and security. Our fiberglass pools can be installed in as little as two to three days, compared to three months for comparable concrete pools.

While we believe that our fiberglass pools are the future of the industry and meet the majority of the market of pools sold, fiberglass pools do have some limitations. Because of shipping considerations, they are subject to certain size limits. Although we offer a broad portfolio of design choices, fiberglass pools can be less customizable than concrete and vinyl pools. The vinyl packaged pools that Latham sells offer unlimited customization in terms of size and shape, providing the same flexibility as concrete pools.

Investments in innovation and product development have led to historical growth of our fiberglass pool sales, with increased potential for further growth and margin expansion.

Packaged Pools

We believe that we are the largest manufacturer of custom vinyl pools in the North American residential in-ground swimming pool market. Our leadership has been driven by our high-quality product offering, which is fully customizable and allows homeowners to choose from a wide range of colors and features (built-in sun ledges, benches, entry systems, and spillover spas), as well as our best-in-class national distribution network. Our custom vinyl pools are high-quality, and we believe that they are the most aesthetically pleasing on the market. Custom vinyl pools offer the most attractive homeowner economics when compared to any other material, and they can be installed faster and withstand weather better than concrete pools. The wall system for our custom vinyl pools is built of either non-corrosive steel or composite polymer, which provides our dealers with ease of installation.

Liners

We believe we are the largest replacement liner manufacturer in the North American residential in-ground swimming pool market, serving a market with large, non-discretionary replacement demand. Vinyl liners are a required component for the interior surface of a vinyl pool and our liners are highly customizable in shape, size, color, and pattern. Vinyl liners typically need to be replaced every eight to ten years. Replacement vinyl liners provide us with a significant source of stable recurring revenue.

Covers

There are two types of covers in the pool market, automatic safety covers and all-season pool covers. Automatic safety covers are used in the pool season to cover and secure the pool after a refreshing swim. All-season pool covers are generally used after the swimming season. They protect the pool and its immediate surroundings from debris and weather, and they also provide safety for homeowners and their guests.

Automatic Safety Covers

We believe that Latham holds the top position in the category for automatic safety covers in North America. Our automatic safety covers provide increased safety, especially for children, and convenience for our homeowners while also driving savings by reducing energy, chemical and cleaning costs, and lowering water evaporation. Additionally, more and more pool owners are buying covers as local building codes push for safer pools. We also offer the most complete automatic safety cover portfolio when compared to our competitors, since our products range from affordable luxury options to premium covers. Additionally, our automatic safety covers are compatible with fiberglass, vinyl, and concrete pools of almost any shape, size and brand, driving homeowner preference for our CoverStarTM brand.

All-Season Pool Covers

We believe we are the leader in the category for all-season pool covers by volume in North America. Our winterizing mesh and solid covers are used during the off-season, reducing maintenance requirements for our homeowners. While these covers extend the lives of our homeowners’ pools, they typically need to be replaced every eight to ten years, providing us with replacement revenue. Since our covers can be used for any pool, regardless of materials, shape, or size, we are able to replace covers for both our legacy homeowners and homeowners previously served by smaller, regional manufacturers.

Brands

In North America, we operate under one banner, Latham, the Pool Company. Our literature for dealers, marketing materials, our website, social media, advertising and promotion and our co-branding of dealer premises each reflect the Latham branding. Our sub-brands, which sit under the Latham master brand, include NarellanTM, CoverStar, Radiant, and GLI, among others.

Distribution

Our products are sold through both one-step and two-step business-to-business distribution channels. In our one-step distribution channel, which we exclusively use to sell our fiberglass pools, we sell our products directly to dealers who, in turn, sell our products to homeowners. Latham provides the delivery service for our dealers, shipping direct from our factories to the consumers’ backyard. In our two-step distribution channel, we sell our products to distributors who warehouse our products and sell them to dealers, who ultimately sell our products to homeowners.

In order to strengthen our relationship with our most loyal dealer partners, we have implemented our “Latham Grand” dealer program, whereby we have secured exclusivity with over 300 of our largest dealers in North America. Included in this dealer population is the largest franchised dealer network in the United States, Premier Pools & Spas. We also have a strong distribution network with over 475 distributor branch locations that represent our products. Through our significant investment in partnerships with dealers and distributors and our consumer-oriented marketing efforts, we have created a “push and pull” dynamic for our products in the marketplace.

Our agreements with our Latham Grand dealers provide for various benefits to the dealers, such as early access to customer leads, access to in-store advertising and exterior branding, basic and advanced installation training sessions, a dedicated and customized website landing page, technical support, early access to new models, and other sales support. Latham Grand dealers agree to use us as their exclusive provider of fiberglass pools. Latham Grand dealers also agree, among other things, to receive fiberglass training and provide the highest level of customer satisfaction for installation. Each Latham Grand dealer operates in specified territories, and our agreements with our Latham Grand dealers are generally perpetual and terminable at will by both parties.

Our exclusive supply agreement with Premier Pools & Spas governs the sales of certain of our products to Premier Pools & Spas franchisees. We agree to provide training support, marketing materials and, upon prior written request, on-site field support with respect to the first installation of a product by any franchisee of Premier Pools & Spas. We also agree to provide rebates as a percentage of sales to Premier Pools & Spas.

We have long-term relationships with both our dealers and distributors. Our largest distributor, which provides valuable local market support with a network of over 300 locations, accounted for 20.3% of our net sales in 2023, 20.3% of our net sales in 2022, and 25.0% of our net sales in 2021. We have maintained a strong relationship with our largest distributor for over 25 years, as well as with the distributor’s nationwide network of operators, who are responsible for daily operations and purchasing decisions. Our top ten dealer and distributor relationships accounted for 40.4% of our net sales in 2023, 39.4% of our net sales in 2022 and 46.0% of our net sales in 2021.

Manufacturing

We are a global manufacturer based in the United States, delivering quality products with a competitive cost position. Our manufacturing processes require significant capital investment and expertise. We have continuously invested to expand our manufacturing capacity and to improve our manufacturing processes for efficiency and consistency. We have sufficient capacity and capability to support our growth targets over the next several years. We are in the middle of our digital transformation effort to upgrade all of our technology and enterprise resource planning systems. We use our own fleet of trucks and drivers, as well as third-party common carriers to ship our finished products.

In-ground Swimming Pools

The manufacture of fiberglass pools requires highly specialized equipment and a technically skilled workforce. We manufacture fiberglass pools by applying various layers of materials onto a mold, ending with the fiberglass finish that gives these pools their name. We have the largest mold portfolio in the industry, designed to meet customer needs.

We use an eight-layer building process to provide an industry-leading thickness and durability formula for our fiberglass pools. We use finite element analysis, which is a computerized method for predicting how a product reacts to real-world forces, vibration, heat, fluid flow, and other physical effects. This allows us to model the fiberglass pools that we build to minimize the risk of any structural weak points in the designs. Our use of a flow controlled material delivery system allows us to ensure that we are applying the appropriate mixture of resin and material, and to align the mixture to the temperature and humidity of the local environment of our production plant.

Our coast-to-coast network of facilities allows us to be within close proximity of our customers with shorter lead times and lower transportation costs. This is a key competitive advantage as transportation costs of fiberglass pools become increasingly expensive with longer shipping distances. We have our own fleet of delivery vehicles and drivers, who complement our third party distributor partners and ensure timely delivery during the peak building season. Once our fiberglass pools are delivered to their destination, our dealers provide quality installation and support to homeowners.

The manufacture of our custom vinyl pools requires different techniques based on the product type. For our polymer wall vinyl pools, we have a facility that produces all of our polymer panels on structural foam equipment, which require unique and specialized molds for each panel, as well as a system to inject the resin into the molds. Our highly-engineered plastic molding machines provide us the leading edge capability to mold high-quality structural panels in customized, proprietary shapes. For our steel panel vinyl pools, we have various processes and highly-engineered metal processing machines that have the capability to convert flat coil steel through various steps into panels that have been punched, bent, seamed, welded, and stacked. The use of a multi-head “soft” tooling cartridge allows simple and fast change-over times and high tolerance performance. We also have customized jigs and equipment to produce special sized panels as needed.

We manufacture our steps for pools based on the steel and fiberglass processes described above. We also have a thermoforming machine that produces all of our thermoformed one piece drop-in steps utilizing a wide variety of specialized molds of various shapes and sizes.

Liners

We manufacture a complete line of both sonically and heat welded vinyl pool liners for both above and in-ground swimming pool applications, with what we believe is the most technologically advanced processing of vinyl sonic welding in the industry. Our Ultra-SeamTM technology provides an industry-leading capability to reduce seam tear or separation. We have production capacity to support custom liners with a three-day delivery promise from design to shipment, better than the industry standard delivery window.

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

Raw Materials and Suppliers

We utilize a centralized sourcing model that includes a dedicated team of procurement professionals so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model focuses on achieving competitive costs and ensuring supply availability. The manufacturing facilities coordinate all material deliveries with respect to volume and timing to ensure proper alignment between consumption and working capital programs. In 2023, we purchased supplies from 267 suppliers, with 65% of supplies being purchased from our top ten suppliers and 16% of supplies being purchased from our largest supplier.

The primary raw materials used in our products are PVC, galvanized steel, fiberglass, aluminum, various resins, high impact polystyrene, gelcoat and polypropylene fabric. Our supply agreements with key suppliers are typically negotiated on an annual basis. The cost of the raw materials used in our manufacturing processes has historically varied and has been affected by changes in supply and demand. We have minimal fixed-price contracts with our major vendors. Occasionally, based on market conditions, we utilize hedges to control our raw material costs. Prices for spot market purchases are negotiated on a continuous basis in line or better than current market prices. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Changes in prices of our raw materials have a direct impact on our cost of sales.

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

Sales and Marketing

We focus on a “direct-to-homeowner” digital and social marketing strategy that puts the consumer at the center of our marketing efforts. Latham’s unique “direct-to-homeowner” marketing strategy is driving a greater understanding of the benefits of owning a pool, specifically a fiberglass pool, and generating significant consumer demand. We have made meaningful, ongoing investments to position Latham as the brand of choice for the homeowner.

Our continued investment in consumer engagement has been a key driver of our historical sales growth. We are generating our own leads, including via our online platform, mobile app, and consumer hotline. This allows us to provide high quality, purchase-ready leads to our dealer partners. Our new digital platform engages the consumer early in the pool buying process and facilitates the buying journey from inspiration and design to a Latham pool purchase. Our Latham Augmented Reality Pool Visualizer app, along with our website, allow homeowners to re-imagine their outdoor living spaces and directly connects them to a dealer of our choice. For example, our website has visualization tools that allow homeowners to browse through the variety of pool shapes, sizes, colors, patterns, details, and specifications that we offer to choose their pool or their pool liner. Once chosen, homeowners can save the illustrated PDF file and take it to a local dealer to purchase. In addition, our Latham Augmented Reality Pool Visualizer app provides the technology for homeowners to visualize a Latham pool in their own backyard. The interactive nature allows homeowners to compare a variety of pool types and shapes and, when ready, directly contact a dealer without leaving the Latham app.

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

Through focused demonstrations, education, product training, and other sales support efforts, we are helping our dealers to increase lead conversion rates and quality installations, thereby driving the consumer demand. We established “Latham University” in Zephyrhills, Florida, where we provide both start-up training and education on fiberglass pool advantages and best practices, sales training, and advanced pool installation to our dealers. Additionally, we provide on-site installation assistance to our new dealer partners on their initial fiberglass pool installation. In early 2023, we launched Measure by Latham ("Measure"), a proprietary advanced AI-powered device that dramatically reduces dealer time and error in measuring swimming pool safety covers. Measure is an end-to-end solution that provides dealers with a simple, cost-effective user experience, high-performance measuring accuracy, and a modernized ordering process. In the future, we will add the capability to measure vinyl liners.

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

Competition

We hold the leading position by volume in each of our product categories. We also operate in New Zealand and Australia, where we hold the leading position by volume in the fiberglass pools category. We compete with regional and local manufacturers on the basis of a number of considerations, including brand recognition and loyalty, quality, performance, product characteristics, marketing, product development, sales and distribution, and price. We believe we compete favorably with respect to these factors through our differentiated consumer value proposition; brand, breadth and quality of our product portfolio; national manufacturing footprint in the United States; leading sales force; and large network of dealers.

The main alternative to vinyl and fiberglass pools are concrete pools, which are built in the ground and are constructed by pouring concrete over steel rods to create the shell of the pool. Concrete pools are highly customizable when compared to fiberglass pools (which use a pre-manufactured shell), but they require frequent and more costly maintenance than fiberglass. Based on our knowledge of our dealers, we believe it takes approximately three months to install a concrete pool compared to two to three days for fiberglass. We do not participate in the concrete pool market other than to provide automatic safety covers and all-season covers for concrete pools. We believe that the shift in material from concrete to fiberglass that the North American in-ground swimming pool industry is undergoing will favor our business. See “Risk Factors—Risks Related to Our Operations and Industry—We face competition both from within our industry and from other outdoor living products and if we are not able to compete effectively, our prospects for future success will be jeopardized.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Volume of Products Sold.”

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

Intellectual Property

We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. We have patented a number of our innovative designs, technologies and processes. We also rely on a combination of unpatented proprietary know-how and trade secrets. As we develop technologies and processes that we believe are innovative, we assess the patentability of new intellectual property. In addition, we employ various other methods, including confidentiality and nondisclosure agreements with third parties and employees who have access to trade secrets, to protect our trade secrets and know-how. Our intellectual property rights may be challenged by third parties and may not be effective in excluding competitors from using the same or similar technologies, brands, or works.

Human Capital Resources

As of December 31, 2023, we had 1,760 full-time employees, of whom 150 were based outside of North America.

Our reputation for exceptional products, services and quality relies on having exceptional people, so we ensure that our team is rewarded, engaged, and developed to build fulﬁlling careers. We provide competitive employee wages that are appropriate to employee positions, skill levels, experience, knowledge, and geographic location, and we provide additional rewards including incentive plans, bonus plans, and achievement awards. We benchmark our compensation and beneﬁts plan regularly to ensure our employee value proposition remains competitive and attractive to new talent.

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

Acquisitions and Partnerships

We have made four acquisitions since 2018: the purchase of certain fiberglass pool manufacturing assets in Seminole, Oklahoma in November 2022; the purchase of Radiant Pools in November 2021, a manufacturer of vinyl-lined and aluminum-walled swimming pools; the purchase of GLI, a vinyl liner and safety cover manufacturer based in Ohio, in October 2020; and the purchase of Narellan, a manufacturer of fiberglass pools in Australia and New Zealand in May 2019. We also made a strategic investment in October 2020 by acquiring a minority interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools. We anticipate that we will continue to look to grow our portfolio of outdoor living products through further acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Our Performance — Acquisitions and Partnerships.”

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

Our Board views oversight and effective management of ESG related risks and opportunities as essential to the Company’s ability to execute its strategy and achieve long-term sustainable growth. Our management team develops ESG strategy and related goals and policies through an ESG working group, and our ESG program is overseen by our Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee and ESG working group are involved in policy planning and the coordination of corporate-wide ESG efforts. The working group is a cross-functional team managing the day-to-day implementation of company initiatives and accountability for performance. Our Nominating and Corporate Governance Committee reviews the Company’s progress towards the achievement of its ESG strategy and goals on a periodic basis.

We published our inaugural ESG report in the second quarter of 2022, which included information regarding our first materiality assessment undertaken by an independent third party. We published our 2022 ESG report in the fourth quarter of 2023, which highlighted our progress in each of our priority areas. We intend to publish an annual ESG report to update our stakeholders on our ongoing journey.

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

Websites and Additional Information

The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet website at www.sec.gov that contains reports, proxy statements, and other information regarding our Company. In addition, we maintain an Investor Relations website at https://ir.lathampool.com/. We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. We do not charge any fees to view, print, or access these reports on our website. The contents of our website or any other website referenced are not a part of this report.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, the implementation of our cost reduction plans and expected benefits, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under the section of this Annual Report on Form 10-K titled “Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K, or as described on other subsequent reports we file or furnish with the SEC. We encourage you to read this report and our other filings with the SEC carefully. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.

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

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described below. These risks include, but are not limited to, the following:

●	Net sales for our swimming pools and related products are adversely affected by unfavorable economic conditions and related impact on consumer spending;
●	adverse weather conditions impacting our sales, and can lead to significant variability of sales in reporting periods;
●	natural disasters, including resulting from climate change, geopolitical events, war, terrorism, public health issues or other catastrophic events;
●	competition that we face;
●	our ability to attract, develop and retain highly qualified personnel;
●	inflationary impacts, including on consumer demand for pool products;
●	our ability to source the quantity or quality of raw materials and components that we need to manufacture our products, and increases in their costs;
●	our ability to collect accounts receivables from our customers;
●	our ability to keep pace with rapidly evolving technological developments and standards, such as generative artificial intelligence;
●	the potential loss of our largest customers and pricing pressures resulting from industry consolidation;
●	interruption of our production capability at one or more of our manufacturing facilities from accident, fire, calamity, regulatory action or other causes or events;
●	product quality issues, warranty claims or safety concerns and other claims, including those due to the failure of builders to follow our product installation instructions and specifications;
●	delays in, or systems disruptions issues caused by, the implementation of our enterprise resource planning system;
●	cyber-security breaches and data leaks, and our dependence on information technology systems;
●	compliance with government regulations;
●	our ability to obtain transportation services to deliver our product and to obtain raw materials timely or increases in the cost of transportation;
●	our ability to obtain, maintain and enforce intellectual property protection for our current and future products, and third-party claims against us for violation of their intellectual property;
●	the risks of doing business internationally;
●	our ability to secure financing and our substantial indebtedness; and
●	the other factors set forth under “Risk Factors.”

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

Risks Related to Our Operations and Industry

Net sales of our swimming pools and related products are adversely affected by unfavorable economic conditions and the related impact on consumer spending, which are driven by factors outside of our control.

Consumer discretionary spending affects our sales of swimming pools and related products and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In particular, we believe that access to consumer credit is an important factor enabling the purchase of new pools because a significant percentage of consumers finance their pool installations. The recent and continued combination of high interest rates and high inflation have reduced the affordability of mortgages and increased the cost of home improvement projects. Tightening consumer credit or increases in interest rates could reduce the number of consumers that obtain financing for pools, which would negatively impact our sales. In economic downturns such as we experienced in 2023 and which many economists and industry leaders are forecasting will continue in 2024, the demand for swimming pools and related products has declined and we expect that such demand will decline in the future, with the magnitude of such declines often corresponding to the declines in discretionary consumer spending and the growth rate of pool eligible households. In addition, consumer demand for swimming pools is impacted by consumer demand for, and spending on, outdoor living spaces. While it is our view that consumers have increased relative spending on outdoor living in recent years, such purchases may decrease in the aggregate if there is a decline in consumer discretionary spending as we saw in 2023 and expect to continue in 2024.

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

Weather is one of the principal external factors affecting our business, and the impact of bad weather is further exacerbated by the seasonality of our sales cycle. Adverse weather can interfere with ordinary transportation of our products and installation and cause a resulting delay, or if such delay is prolonged may lead to a cancelled order. The second and third quarters of the year, which correspond to the spring and summer months in the United States, represent the peak months of swimming pool use and pool installation and maintenance. Unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. In addition, unseasonably cool weather or extraordinary rainfall during the peak season can have an adverse impact on demand due to decreased swimming pool use and installation.

Due to such seasonality, our net sales are significantly stronger in the second and third quarters each year, and are moderated in the first and fourth quarters. Further, adverse weather conditions can cause the timing of sales and cash flows to shift significantly between quarterly and annual reporting periods and therefore significantly impact the meaningfulness of period-to-period comparisons of financial and operating results.

Natural disasters, including resulting from climate change, geopolitical events, war, terrorism, public health issues, or other catastrophic events could adversely affect our business. financial condition and results of operations.

Our operations and financial results have been, and may be in the future, adversely impacted by local, regional, national or global catastrophic events or extraordinary circumstances, such as natural or environmental disasters, weather events driven by climate change or other factors, public health issues such as the COVID-19 pandemic, and other serious disruption to our facilities due to fire, flood, hurricane, earthquake, war, acts of terrorism, civil insurrection or social unrest. Any such event could disrupt our supply chain, our ability to manufacture and deliver our products, and our dealers’ and distributors’ ability to install our products, as well as adversely impact customer demand for our products. For example, the current conflict in the Middle East has disrupted and delayed shipping channels through the Red Sea, which delayed the availability of certain raw materials, components and other supplies and escalated the cost of such materials components and supplies, and such disruptions may continue. Further, such events could have macro implications, such as adversely impacting consumer discretionary spending, causing geopolitical uncertainty, and resulting in a macroeconomic downturn and disruption in the financial markets. Given the seasonality inherent in our business, the impact of such events or circumstances on our business would be particularly severe if the timing coincides with the peak months of swimming pool use and pool installation and maintenance. Our response and the response of other impacted persons to any such event may result in an increase in our operating costs and require significant management resources, and we could incur impairment expense for any impacted assets.

The ongoing war between Russia and Ukraine, and related sanctions and other actions that have been or may be enacted by the United States, the European Union, or other governing entities could have a lasting impact on regional and global economies and adversely affect our business, our business partners, our suppliers, and our customers. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we continue to monitor any adverse impact that such events may have on the global economy in general, on our business and operations and on the businesses and operations of our business partners, suppliers and customers. The conflict in the Middle East could disrupt our ability to deliver product to customers in Israel resulting in delayed or lost sales.

We face competition both from within our industry and from other outdoor living products and if we are not able to compete effectively, our prospects for future success will be jeopardized.

Within our industry, we directly compete against various international, regional and local pool manufacturing companies. In the current economic environment, where consumer demand has softened due to higher interest rates, inflation and other concerns, competition has intensified resulting in pressure to reduce prices and to offer more innovative products and materials, which could adversely affect our business. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary outdoor living products, such as decks and patios, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. Given the density and demand for pools, some geographic markets that we serve tend to have a higher concentration of competitors than others, particularly California, Texas, Florida, Arizona, and Australia. In addition, new competitors may emerge. We have seen increased interest from pool manufacturing companies from Canada and Australia in entering the U.S. market.

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

Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team, as well as our ability to attract, develop and retain other highly qualified managerial, technical, sales and marketing, operations, production and customer service personnel. In particular, we rely on a technically skilled workforce to operate the specialized equipment required to manufacture fiberglass pools, panels, liners and pool covers in a challenging production environment that may not appeal to many potential workers. Competition for these individuals in our manufacturing markets is intense and supply is limited, in particular due to ongoing constraints in the labor market. Since we operate in a competitive labor market, there is a risk that market increases in compensation could have an adverse effect on our business and operating costs. While compensation considerations remain important, current and potential employees are increasingly placing a premium on working for companies with strong brand reputation, flexible work arrangements, and other considerations, such as embracing sustainability and diversity, equity and inclusion initiatives. We may not succeed in identifying, attracting, or retaining qualified personnel on a cost-effective basis. The loss or interruption of services of any of our key personnel, ability to attract, develop or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and results of operations.

In recent years, we approved cost reduction plans to optimize our production and shift schedules, implement workforce reductions, and streamline our manufacturing footprint by closing certain facilities, and may need to take similar actions in the future if softened demand continues. Such actions may adversely impact our ability to attract and retain qualified personnel in the future.

Inflation could adversely impact our financial condition and results of operations.

While inflation in the United States began to plateau or subside in the second half of the calendar year of 2023, higher prices continue to impact our costs of labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. We are experiencing inflationary pressures in certain areas of our business, including with respect to prices of our raw materials and employee wages, although, to date, we have been able to offset such pressures, to some extent, through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. There is a substantial risk that demand for our products may continue to soften as we continue to increase the prices of our products to offset the inflationary pressure. There are indications in the market that some consumers are reluctant to purchase pool products due to escalating prices due to inflation. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our net sales and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

We depend on a global network of third-party suppliers to provide components and raw materials essential to the manufacturing of our pools and price increases or deviations in the quantity or quality of the raw materials used to manufacture our products could adversely affect our net sales and operating results.

We rely on manufacturers and other suppliers to provide us with the components and raw materials to manufacture our products. The primary raw materials used in our products are polyvinyl chloride (“PVC”) plastic, galvanized steel, fiberglass, aluminum, various resins, high impact polystyrene, gelcoat and polypropylene fabric.

Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. We are dependent upon the ability of our suppliers to consistently provide raw materials and components that meet our specifications, quality standards and other applicable criteria. Our suppliers’ failure to provide raw materials and components that meet such criteria on a timely basis could adversely affect production schedules and our product quality, which in turn could materially adversely affect our business, financial condition, and results of operations. While we are of the view that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, these relationships may not continue or the quantity or quality of materials available from these suppliers may not be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy, and we may not be able to obtain supplies on favorable terms. In the event of a shortage of our raw materials, we may not be able to arrange for alternative sources of such materials on a timely basis or on equally favorable terms, and we could experience a disruption to our operations as alternative suppliers are identified and qualified and new supply arrangements are entered into.

Increases in the cost of the raw materials used to manufacture our products could adversely affect our operating results. The cost of many of the raw materials we use in the manufacture of our products, such as steel, is subject to price volatility. Changes in prices of our raw materials have a direct impact on our cost of sales. Accordingly, we are exposed to the risk of increases in the market prices of raw materials used in the manufacture of our products. We continue to experience inflationary pressures in certain areas of our business, including with respect to prices of our raw materials and employee wages, although, to date, we have been able to offset such pressures, to some extent, through price increases and other measures. If we are unable to increase our prices or experience a delay in our ability to increase our prices or to recover such increases in our costs, our gross profit will suffer. In addition, increases in the price of our products to compensate for increased costs of raw materials may reduce demand for our products and adversely affect our competitive position. See “Risks Related to Our Operations and Industry” for additional information on how inflation could adversely impact our financial condition and results of operations.

The foregoing risks are heightened with respect to our largest supplier, which accounted for 16% of our purchased supplies in 2023, and our top ten suppliers, which accounted for 65% of our purchased supplies in 2023.

Our ability to collect accounts receivables from our customers may adversely impact our cash flows and our ability to reduce our debt.

We extend credit to our customers (dealers in one-step distribution channel or distributor in two-step distribution channel), and we generally do not require collateral to secure these extensions of credit. A significant portion of our accounts receivables are typically concentrated within a relatively small number of customers. The financial health of many of our customers is affected by changes in the economy. The effects of any protracted or severe economic declines may cause our customers to be unable to satisfy their payment obligations, including with us. While we have procedures to monitor and limit exposure to credit risk on our accounts receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, and our financial condition and results of operations could be materially and adversely affected if our credit losses significantly exceed our estimates.

Our ability to keep pace with rapidly evolving technological developments and standards, such as generative artificial intelligence, could impact our future growth and increase our costs and liability risk.

To be successful in our industry, we must keep pace with technological developments and innovations (such as the use of artificial intelligence and machine learning) and evolving industry standards. If we are unable to provide enhancements and new features and develop new products that achieve market acceptance or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed. Further, the development, adoption, and uses for generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by the Company or our third-party vendors could result in unintended consequences, which could impact our future growth and increase our costs and liability risk. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs.

Consolidation among our network of dealers and distributors could lead to downward pressure on the price of our products or the loss of our largest customers, which could adversely affect our business, financial condition, and results of operations.

We sell all of our products to key channel partners, dealers and distributors, who resell the products to consumers and other dealers, respectively. Some of our customers also sell our competitors’ products. The customers’ success in reselling our products to consumers is a key driver of our net sales. Should consolidation among our dealers and distributors through acquisitions, mergers and other transactions, we may face increased pressure from the remaining dealers and distributors to lower the price of our products, which could have an adverse effect on sales and profitability. Such consolidation could also lead to the loss of our largest customers if the surviving dealers choose to discontinue purchases of our products, which could also reduce sales and profitability.

Our customers generally are not contractually obligated to purchase from us. They make purchase decisions based on a combination of brand recognition and loyalty, quality, performance, product characteristics, marketing, product development, sales and distribution, price and other factors. In 2022 and 2023, we experienced volume declines in our packaged pool products as our wholesale distribution partners destocked packaged pool inventory levels as they serviced dealer demand through existing supply. Changes in our customers’ strategies may adversely affect our sales. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us. Finally, our customers may default on their obligations to us.

These risks are heightened with respect to our largest customer, which accounted for 20.3% of our net sales in 2023, and our top ten dealers and distributors, which accounted for 40.4% of our net sales in 2023. A reduction in sales to our customers, particularly the loss of, or a reduction in sales to, our largest customers, could have a material adverse effect on our business, financial condition, and results of operations.

An interruption of our production capability at one or more of our manufacturing facilities from accident, calamity or other causes, or events affecting the global economy, could adversely affect our business and results of operations.

We manufacture our products at a limited number of manufacturing facilities, and shifting production rapidly to another facility in the event of a loss of one of or a portion of one of our manufacturing facilities could lead to increased costs. A temporary or permanent loss of the use of one or more of our manufacturing facilities due to accidents, fire (such as the fire at our Texas facility in April 2022 that resulted in a total loss of the manufacturing facility), explosions, labor issues, tornadoes, other weather conditions, natural disasters, condemnation, cancellation or non-renewals of leases, terrorist attacks or other acts of violence or war or otherwise could have a material adverse effect on our operating costs. An interruption in our production capabilities could also require us to make substantial capital expenditures to replace damaged or destroyed facilities or equipment (as we incurred following the Texas facility fire). Any of these events could result in substantial repair costs and higher operating costs.

Product quality, warranty claims or safety concerns and other claims due to the failure of third party installers to follow our product installation instructions and procedures could negatively impact our sales, lead to increased costs, and expose us to litigation. Other litigation and regulatory matters incidental to our business also may adversely impact our business and financial results.

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

Installation services for our pool products for homeowners is provided by dealers and other third party installers. We provide installers with pool installation specifications, instructions and training. To the extent that our specifications and instructions are not adhered to by the installer, our pools may be damaged or not function properly leading to homeowner dissatisfaction. While the Company disclaims responsibility for faulty installation by dealers and other installers, dissatisfied homeowners may bring warranty or legal claims against us which can cause the Company to incur legal fees and adversely affect our insurance costs. The defense of such claims can also be a distraction to management and to our warranty team, as well as cause reputational harm.

We are also involved or may be involved in various disputes, litigation, and regulatory matters incidental to and in the ordinary course of our business, including employment matters, personal injury claims, intellectual property disputes, commercial disputes, government compliance matters, environmental matters, and other matters arising out of the normal conduct of our business. We generally intend to vigorously defend ourselves in such matters as they arise, as appropriate. While the impact of litigation has been and may continue to be immaterial, there can be no assurance that the impact of pending and any future claims will not be material to our business, financial condition, or results of operations in the future.

Delays in, or systems disruptions issues caused by, the implementation of our new enterprise resource planning system could adversely affect our operations and results of operations.

We are in the process of a multi-year implementation of a new enterprise resource planning system. This project has required and will continue to require significant capital and human resources, the re-engineering of many processes of our business, and the attention of our management and other personnel who would otherwise be focused on other aspects of our business. The implementation may be more expensive and take longer to fully implement than we originally planned, resulting in increased capital investment, higher fees, and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented, and, as such, it will be difficult for us to estimate the ultimate costs and schedules. The implementation may also cause complications to ongoing operations, result in material weaknesses to our internal control framework, increase regulatory compliance risks, and impact our ability to process transactions efficiently, all of which may have a material adverse effect on our business and results of operations.

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

Exposure to various types of cyber-attacks such as malware, computer viruses, worms or other malicious acts, as well as human error, also could potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services. As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which were material to our operations or financial results in 2023. It is possible that cyber attackers might compromise our security measures and obtain the personal and/or confidential information of the customers, employees, and suppliers that we hold or our business information. Cyber-attacks are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and may not immediately produce signs of intrusion. Moreover, such cyber-attacks may disrupt access to our and/or our suppliers’ networks and systems. Such disruptions could result in delays or cancellations of customer orders or delays or interruptions in the shipment of orders. In addition, cyber-attacks may cause us to incur significant remediation costs, result in delays and disruptions to key business operations, or divert attention of management and key information technology resources. With some employees working remotely, there may be increased opportunities for unauthorized access and cyber-attacks. Further, the United States government has warned of the potential risk of Russian cyber-attacks stemming from the ongoing Russian-Ukraine conflict as well as ongoing threats from other state actors such as China. These cyber-incidents could also subject us to liability, expose us to significant expense, and cause significant harm to our reputation and our business.

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

Advances in computer and software capabilities, encryption technology and other discoveries such as generative artificial intelligence increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone sales.

In addition, we may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our growth strategy and changing needs, and we have experienced and may continue to experience unanticipated delays, complications and expenses in implementing and integrating our systems. Any interruptions in operations would adversely affect our ability to properly allocate resources and deliver our products, which could result in customer dissatisfaction. The failure to successfully implement and maintain information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our sales and profit margins.

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

Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Our practices may be judged against sustainability standards that are continually evolving and not always clear. Prevailing sustainability standards, expectations and regulations may also reflect contrasting or conflicting values or agendas. In recent months, there have been substantial legislative and regulatory developments on climate-related issues, including proposed, issued or implemented legislation and rulemakings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. For example broad rules and regulations have been approved recently in the State of California and proposed by the SEC for adoption in 2024 requiring increased climate change-related disclosure, which may require us to incur significant compliance costs and could increase liability and reputational risks. Additionally, drought conditions or water management initiatives have led and may continue to lead to municipal ordinances related to water use restrictions, and such restrictions could result in decreased pool installations and negatively impact our sales. Further, increased energy or compliance costs and expenses as a result thereof may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products.

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

If the required supply of transportation services is unavailable when needed, we may be unable to sell our products when they are requested by our customers. In that event, we may be required to reduce the price of the affected products, seek alternative and, potentially more costly, transportation services or be unable to sell the affected products. Similarly, if any of these transportation providers were unavailable to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, a significant increase in transportation rates or fuel surcharges could adversely affect our profitability. Any of these events, especially in our peak selling season, could have a material adverse effect on our business and results of operations.

Our business operations could suffer if we fail to protect adequately our intellectual property rights, and we may experience claims by third parties that we are violating their intellectual property rights.

We rely on trademark and service market protection to protect our brands and we have registered or applied to register many of these trademarks and services marks. In the event that our trademarks or service marks are successfully challenged and we lose the rights to use those trademarks or service marks, or if we fail to prevent others from using them (or similar marks), we could be forced to rebrand our products, requiring us to devote resources to advertising and marketing new brands, and our competitive position and the value of our brands could be adversely affected and our intangible assets could be impaired. In addition, we cannot be sure that any pending trademark or service mark applications will be granted or will not be challenged or opposed by third parties.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, which accounted for 16.1% of our net sales in 2023 and a significant portion of our purchased supplies, expose us to certain additional risks, including:

●	difficulty in staffing international subsidiary operations and increased costs of managing international operations;
●	different political, economic, and regulatory conditions;
●	local laws and customs and enforcement thereof;
●	violations of anti-bribery and anti-corruption laws, such as the United States Foreign Corrupt Practices Act;
●	violations of economic sanctions laws, such as the regulations enforced by the U.S. Department of The Treasury’s Office of Foreign Assets Control;
●	tariffs and other import/export trade restrictions;

●	currency fluctuations;
●	limitations on our ability to enforce legal rights and remedies with third parties or partners outside the United States;
●	foreign investment and cash repatriation regulations;
●	adverse tax consequences; and
●	dependence on other economies.

For foreign-sourced products, we may be subject to certain trade restrictions that would prevent us from obtaining products. There is also a greater risk that we may not be able to access products in a timely and efficient manner. Fluctuations in other factors relating to international trade, such as tariffs, transportation availability and costs and inflation are additional risks for our international operations. Our failure to manage any of these risks could adversely affect our international operations and our financial results.

We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.

We receive, store and process personal information and other customer information, or personal information and other data from and about our customers, prospective customers, homeowners, our employees, applicants for employment and other individuals with whom we do business. There are numerous laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. For example, the California Consumer Privacy Act ("CCPA"), effective on January 1, 2020, established a new privacy framework for covered businesses. The California Privacy Rights Act ("CPRA"), effective January 1, 2023, amended and expanded the CCPA. The CCPA and CPRA provide new and enhanced data privacy rights to California residents, such as giving California consumers and employees the right to access and/or delete their personal information, affording consumers and employees the right to opt out of certain sales of personal information as well as sharing for cross context behavioral advertising, and prohibiting covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA/CPRA rights. The CPRA bolstered the requirements for agreements that cover the exchange of data and established the California Privacy Protection Agency, which is responsible for enforcement activities, rulemaking, and public awareness related to privacy and data protection. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act and the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state consumer protection laws.

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

Our historical growth in part has been due to strategic transactions, and we continuously evaluate and may in the future enter into additional strategic transactions, which could be material to our business and financial performance. Evaluating and consummating potential transactions and integrating completed transactions may divert the attention of our management from ordinary operating matters.

Our historical growth in part has been due to strategic acquisitions and partnerships. Strategic transactions continue to be part of our growth strategy, and could take any number of forms, including an acquisition, merger, sale of certain of our assets, refinancing, recapitalization or other material strategic transaction, any of which could be material to our business and financial performance.

The success of potential acquisitions or mergers will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing business. Even if we are successful in integrating acquired businesses, these integrations may not result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or we may not realize these benefits within the expected time frames, which could result in an impairment of acquired assets. We may have difficulty implementing systems of internal controls in acquired businesses or equity investees that may not have such systems in place or merging different accounting and financial reporting systems with ours. In addition, acquired businesses may have unanticipated liabilities or contingencies.

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

If we complete an acquisition, merger, sale of certain assets, refinancing, recapitalization, or other material strategic transaction, we may require additional financing or recapitalizing existing financing that could result in an increase in the aggregate amount and/or cost of our debt, or may not be available at all. The aggregate principal amount of our debt that we may issue may be significant; see “Risks Related to Our Indebtedness” for additional information on the risks of increased leverage.

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition, and results of operations.

Recent U.S. administrations have signaled support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of tariffs on imported products. For example, the United States has increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries such as Russia. More specifically, in March 2018, the United States imposed a 25% tariff on steel and aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel imports pursuant to Section 232 of the Trade Expansion Act of 1962. More recently, in October 2023, certain industry groups within the United States petitioned the U.S. government to impose additional tariffs on the importation of aluminum. These tariffs could result in interruptions in the supply chain and impact costs and our gross margins. We procure certain raw materials we use in the manufacturing of our products directly or indirectly from outside of the United States. The imposition of or increase in steel and aluminum tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of raw materials, which could hurt our competitive position and adversely impact our business, financial condition, and results of operations. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating results could be materially adversely affected.

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

If our goodwill, other intangible assets or fixed assets become impaired, we may be required to record a significant charge to earnings.

We had approximately $131.4 million of goodwill and $282.8 million of acquired intangible assets on our consolidated balance sheet as of December 31, 2023, which represented 15.7% and 33.9% of our total assets, respectively, as of such date. Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment, and we have elected to conduct this test on the first day of the fourth quarter. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangible assets or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a sustained decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Under GAAP, if we determine that goodwill, other intangible assets or fixed assets are impaired, we will be required to write down these assets to fair value. Any write-down would have a negative effect on our consolidated financial statements and may be material. Based on the results of the quantitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at October 1, 2023. Based on the results of the qualitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at October 3, 2022. However, if factors exist that could indicate an impairment in the future, including a sustained decrease in our stock price, we may be required to record impairment charges in future periods.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2023, we have $309.3 million face value of indebtedness in the form of the New Term Loan outstanding under the New Credit Agreement and $75.0 million of availability under the New Revolving Credit Facility under the New Credit Agreement (each as defined below). Our obligations under the New Credit Agreement are secured by substantially all of our and our subsidiaries’ assets. Subject to the limits contained in the New Credit Agreement, we may incur additional debt from time to time to finance capital expenditures, investments, acquisitions, or for other purposes. If we do incur substantial additional debt, the risks related to our level of debt could intensify. Specifically, our level of indebtedness could have important consequences, including:

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

In addition, the financial and other covenants set forth in the New Credit Agreement may limit our ability to incur additional indebtedness, make investments, and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.

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

Borrowings under the New Credit Agreement accrue interest at variable rates and expose us to interest rate risk. Interest rates have fluctuated significantly and are expected to fluctuate significantly in the future. As a result, although we hedged part of our interest rate exposure under the New Credit Agreement, interest rates on the New Credit Agreement or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Risks Related to Ownership of Our Common Stock

Our stock price has been volatile, and you may not be able to resell our common stock at or above the price you paid.

Our stock price has been highly volatile in recent years. Such volatility may continue in response to various factors, some of which are beyond our control, including:

●	market conditions in the broader stock market;
●	fluctuations in the values of companies perceived by investors to be comparable to us;
●	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including the impacts if we are no longer a controlled company;

●	guidance, if any, that we may provide to the public, any changes in this guidance or our failure to meet this guidance;
●	public response to press releases or other public announcements by us or third parties, including our filings with the SEC; and
●	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our common stock to fluctuate substantially. While we are of the view that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results may negatively affect the market price and liquidity of our stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending and/or settling the lawsuit, a portion or all of which may not be covered by insurance. Settlement and verdict damages from securities class action lawsuits are often material. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

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

Pamplona Capital Partners V, L.P., an investment fund (the “Pamplona Fund”) managed by affiliates of Pamplona Capital Management, LLC (together with its respective subsidiaries and affiliates, “Pamplona”) and Wynnchurch Capital Partners IV, L.P. (“Wynnchurch IV”) and WC Partners Executive IV, L. P. (“WC Executive”) (collectively, the “Wynnchurch Funds”) managed by affiliates of Wynnchurch Capital, L.P. (together with its respective subsidiaries and affiliates, “Wynnchurch”) are currently our majority stockholders (the “Principal Stockholders”). Affiliates of our Principal Stockholders together own approximately 57.9% of the outstanding shares of our common stock as of March 8, 2024. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

●	the election and removal of directors and the size of our Board of Directors;
●	any amendment of our articles of incorporation or bylaws; or
●	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

In addition, Pamplona has certain Board nomination rights that may enable it to exercise substantial control over all corporate actions. Pamplona has the right to nominate to our Board of Directors a number of designees on a sliding scale depending on Pamplona’s affiliates’ ownership of our common stock, ranging from Pamplona being able to nominate at least a majority of the total number of directors so long as its affiliates beneficially own at least 50% of the shares of our common stock to Pamplona being able to nominate at least 10% of the total number of directors as long as its affiliates beneficially own at least 5%.

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

Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members, or partners, have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board of Directors consists of nine members, four of whom are our Principal Stockholders’ directors. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by one of our Principal Stockholders to itself or its affiliated funds, the portfolio companies owned by such funds or any affiliates of a Principal Stockholder instead of to us.

We do not anticipate paying quarterly cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not currently anticipate declaring quarterly cash dividends to holders of our common stock. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Information technology supports several aspects of our business, including among others, product ordering and fulfillment, pricing, customer service, transaction processing, financial reporting, collections, and cost management. Further, our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data of the Company and third parties.

Risk Management and Strategy

We assess, identify and manage the material risks associated with cybersecurity threats as part of our enterprise risk management (“ERM”) program addressing our strategic, operational, compliance and financial risks across the organization. Our ERM program includes feedback from senior management and certain functional leaders. Each high-level risk is assigned to a member of senior management as the risk owner for oversight, with the risk owner developing a risk mitigation plan that is tracked to completion.

We have prioritized cybersecurity risks and made investments of time and resources in recent years to mitigate this risk area. We have implemented and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data. Our risk mitigation steps include engagements with third-party service providers with expertise in cybersecurity that assist us in assessing risk, including vulnerability assessments and penetration testing, and the implementation of risk mitigation measures. We have implemented firewalls (including encryption of data, network security controls, access controls and physical security) across all of our locations and invested in intrusion detection and protection systems, email filtering and systems to mitigate the risk of phishing attacks. We maintain a managed detection and response system and a security operations center that operates 24 hours per day, 7 days per week. Further, we have prepared an incident response plan to activate in the event of a cybersecurity event, including to respond to any such incident, define and seek to control the extent of the incident (including using an escalation framework based on the materiality of incidents), assess and take reasonable actions intended to remediate any damage caused, and implement measures designed to prevent future reoccurrences. We also have developed a disaster recovery and business continuity plan that provides for reduced downtime and data loss in the event of a security breach. The incident response team also leads simulation exercises to evaluate the effectiveness of such plan.

As we have increased our remote workforce in recent years, our management has focused on the Company enhancing the security of remote access with trusted devices, endpoint security controls and infrastructure resiliency. As part of this process, we enhanced our security incident response procedures to address risks specific to remote working conditions.

Third-party service providers, such as distributors, subcontractors, vendors, and data processors have access to certain portions of our data in supporting various operating business functions. We have an onboarding and periodic security review process of all third party vendors who have or will have access to our confidential information. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents. However, risks from cybersecurity threats, including from prior cyber incidents, have not materially affected, or are not reasonably likely to materially affect, our Company, including our business strategy, results of operations or financial condition in 2023 and recent years We carry cyber risk insurance that provides protection against a breach or other data security incident, but such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. See “Risk Factors — Risks Related to Our Operations and Industry — We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation,” for additional discussion about cybersecurity-related risks.

Governance Oversight

Our Board of Directors oversees the Company’s cybersecurity program by receiving quarterly reports (or more often, if necessary) from management on potential threats (including emerging risks) and any incidents, and the measures we have taken to prevent and to mitigate the impact of cyber attacks on our systems. Our management presenters includes our Chief Executive Officer and our combined Chief Information Officer and Chief Information Security Officer (our “CIO/CISO”). Our Board also reviews the efficacy of our cybersecurity program, the status of key information security initiatives, and approves, as appropriate, reasonable investments to enhance the protection of our information technology systems.

Our executive leadership team, which includes our Chief Executive Officer and CIO/CISO, manages the Company’s efforts to address cybersecurity threats by receiving weekly reports from our CIO/CISO on potential threats, mitigation steps, the sufficiency of cybersecurity resources (including personnel, third party resources, hardware and software), and employee training and communications. Our CIO/CISO is a direct report of our Chief Executive Officer Our CIO/CISO has 25 years of experience, including serving in similar roles leading and overseeing cybersecurity and information technology programs. He has the following educational qualifications in the cybersecurity field: a Master’s degree in Information Management, a Bachelor’s degree in Computer Engineering and a degree in electronics and telecommunications engineering. He also has been certified in matters relevant to cybersecurity risk management as follows: certified information systems auditor (CISA); certified information systems security professional (CISSP); certified data privacy solutions professional (CDPSE); and certified in risk information systems and controls (CRISC). IT team members that support our CIO/CISO and our information security program have relevant educational and industry experience. Our executive leadership team further includes several executives with prior experience in information technology systems, including potential cybersecurity, data privacy regulation, enterprise risk management, assessment and auditing of internal controls related to data security.

Our incident response plan is led by our CIO/CISO and includes a multidisciplinary team, including members of our IT security function, executive management of our legal, finance, human resources, corporate communications and internal audit/risk functions.

Item 2. Properties

Our headquarters are located in Latham, New York. We have manufacturing, warehouse, storage and office facilities in the United States, Canada, New Zealand, and Australia. We believe our facilities are adequate and suitable for our current needs.

			Ownership
Location	Purpose	Size (Sq. ft.)	(owned or leased)
Melbourne, Australia	Storage facility and office	6,243	Leased
Picton, Australia	Fiberglass facility	49,514	Leased
Picton, Australia	Storage	115,174(1)	Leased
Sydney, Australia	Office	6,889	Leased
Yalta, Australia	Fiberglass facility	30,591	Leased
Brisbane, Australia	Fiberglass facility	32,292	Leased
Ajax, Canada	Fiberglass steps	88,051	Leased
Brantford, Canada	Liners, steel panels and covers facility	116,000	Leased
Loyalist, Canada	Fiberglass facility	164,000	Owned
Hamilton, New Zealand	Fiberglass facility	21,528	Leased
Hamilton, New Zealand	Mold building facility	10,764	Leased
Williams, California	Fiberglass facility	44,000	Leased
Zephyrhills, Florida	Fiberglass facility	42,000	Leased
Suwanee, Georgia	Liners and covers facility	151,200	Leased
Fort Wayne, Indiana	Liners, kits and covers facility	161,500	Leased
Plainfield, Indiana	Automatic safety covers facility	99,288	Leased
De Witt, Iowa	Fiberglass facility	40,000	Leased
Breaux Bridge, Louisiana	Fiberglass facility	22,463	Leased
Albany, New York	Aluminum kit facility	60,000	Leased
Albany, New York	Warehouse	8,000	Leased
Latham, New York	Headquarters, polymer panels and thermoformed steps facility	92,000	Owned
Queensbury, New York	Fiberglass depot	2,400	Leased
Scotia, New York	Liners and covers facility	120,000	Leased
Menands, New York	Warehouse - manufacturing	86,000	Leased
Powells Point, North Carolina	Fiberglass depot	1,200	Leased
Rockingham, North Carolina	Fiberglass facility	42,781	Owned
Youngstown, Ohio	Warehouse — finished products	105,000	Leased
Youngstown, Ohio	Warehouse — raw materials	85,868	Leased
Youngstown, Ohio	Liners and covers facility	16,982	Leased
Seminole, Oklahoma	Fiberglass facility	17,956	Owned
Fayetteville, Tennessee	Fiberglass facility	59,441	Owned
Odessa, Texas	Fiberglass facility	25,000	Leased
Lindon, Utah	Automatic safety covers facility	55,000	Leased
Lindon, Utah	Warehouse and office	6,750	Leased
Jane Lew, West Virginia	Fiberglass facility	31,050	Leased
Jane Lew, West Virginia	Storage facility and office	55,000	Leased
(1)	Land Only

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fourth quarter of the year ended December 31, 2023. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholders

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “SWIM” since April 23, 2021. Prior to that date, there was no public trading market for our common stock. On December 31, 2023, there were 27 registered holders of record of our common stock. A greater number of holders are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

On May 10, 2022, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to $100.0 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments, and other factors. No shares were repurchased during the fourth quarter of the year ended December 31, 2023. As of December 31, 2023, $77.0 million remained available under our stock repurchase program.

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

Performance Graph

The following graph compares the cumulative total return on our common stock since it began trading on the NASDAQ Global Select Market on April 23, 2021 with the cumulative total return of the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index. The graph assumes, in each case, an initial investment of $100 on April 23, 2021, based on the market price at the end of each month through and including December 31, 2023, and that all dividends paid by companies included in these indices have been reinvested. We did not pay any dividends during the period reflected in the graph.

	4/23/2021	12/31/2021	12/31/2022	12/31/2023
Latham Group, Inc.	$100.00	$91.85	$11.82	$9.65
Russell 2000	$100.00	$99.56	$79.21	$92.62
S&P SmallCap 600 Consumer Discretionary Index	$100.00	$98.11	$70.82	$73.83

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” and our audited consolidated financial statements and related notes for the three years ended December 31, 2023, 2022 and 2021, included elsewhere in this Annual Report.

Overview

We are the largest designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. We hold the leading position in North America in every product category in which we compete. It is our view that we are the most sought-after brand in the pool industry and the only pool company that has established a direct relationship with the homeowner. We are Latham, The Pool Company.

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

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools, co-branded marketing programs, and in-house training, as well as an operations platform consisting of approximately 1,800 employees across approximately 24 locations.

The full resources of our company are dedicated to designing and manufacturing high-quality pool products, with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers.

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, liners, and covers.

Recent Developments

Highlights for the year ended December 31, 2023

●	Decrease in net sales of 18.6%, or $129.2 million, to $566.5 million for the year ended December 31, 2023, compared to $695.7 million for the year ended December 31, 2022.
●	Decrease in net loss of $3.3 million, to $2.4 million for the year ended December 31, 2023, compared to a net loss of $5.7 million for the year ended December 31, 2022, representing a 0.4% net loss margin for the year ended December 31, 2023.
●	Decrease in Adjusted EBITDA (as defined below) of $55.3 million, to $88.0 million for the year ended December 31, 2023, compared to $143.3 million for the year ended December 31, 2022.

Business Update

Ongoing macroeconomic challenges have impacted and are expected to continue to impact consumer spending and demand. As anticipated, this resulted in a decline in U.S. new in-ground residential pool installations in 2023 and we expect this to continue into 2024.

We continue to make progress executing our strategy to drive material conversion from concrete to fiberglass swimming pools, supported by our continued momentum on our lead generation efforts and dealer strategy. We continue to take a disciplined approach to capital investments, with the focus on the completion of previously announced projects such as our recent multi-year capital plan to invest in our facilities. This includes the completion of our Kingston, Ontario facility in April 2023, as well as integrating our acquired fiberglass manufacturing assets in Seminole, Oklahoma. We are in the middle of our digital transformation effort to upgrade all of our technology and enterprise resource planning systems.

We have responded to economic uncertainty by implementing cost reduction programs and lean manufacturing initiatives that structurally reduce our cost basis. In the fourth quarter of 2022, we approved a plan to realize $13.0 million of savings during 2023. During the second and third quarters of 2023, we initiated additional plans and we expect to realize an additional $11.3 million of annualized savings from the plans implemented in 2023, with $6.5 million realized this year and therefore a total of $19.5 million of cost savings in 2023, with the remaining $4.8 million expected to be realized in 2024.

Share Repurchase Program

On May 10, 2022, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorizes us to repurchase up to $100 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. We are not obligated to repurchase any of our outstanding shares under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments, and other factors. During the year ended December 31, 2022, we repurchased and concurrently retired 4,483,620 shares of our common stock for an aggregate amount of $23.0 million, pursuant to the Repurchase Program. No shares were repurchased during the year ended December 31, 2023. As of December 31, 2023, $77.0 million remained available under our Repurchase Program.

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

In order to strengthen our relationship with our loyal dealer partners, we have implemented “Latham Grand,” a key dealer strategy whereby we have secured exclusivity from over 300 of our largest dealers in North America, which also includes the United States’ largest franchised dealer network, Premier Pools & Spas. We also have a strong distribution network as a result of over 475 distributor branch locations that represent our products.

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

●	Material conversion: We have continued to consummate sales of our products through our focused efforts to drive material conversion and market penetration of our products, specifically our fiberglass pools, which continue to take market share from traditional concrete pools and enable meaningfully improved economics for consumers, dealers, and pool installers. From our perspective this will be a long-term trend toward material conversion from traditional concrete pools. We believe that our fiberglass pools offer a compelling value proposition because of their lower up-front and lifecycle cost of ownership, less maintenance, higher quality, lower usage of harsh chemicals, quicker installation, and more convenient experience, compared to products manufactured from traditional materials. We anticipate that sales of our fiberglass pool products will continue to benefit from material conversion. The success of our efforts to drive conversion during any given period will impact the volume of our products sold during that period.
●	Product Innovation: We continue to develop and introduce innovative products to accelerate material conversion and to expand our markets. The continuous evolution and expansion of our product portfolio is critical to our future sales growth, expansion of market share, and overall success. Our broad product offering allows dealers and distributors to offer consumers a wide variety of innovative pool shapes, depths, and lengths. Specifically, our innovative fiberglass pool offering employs the most durable components, consisting of a carbon fiber, Kevlar, and ceramic fiberglass build. Our use of innovative technology and premium materials result in long-lasting products that not only require lower up-front costs, but also save homeowners time and money from continuous maintenance throughout the product lifecycle. We expect that new products will enhance our ability to compete with traditional materials at a variety of price points, and that we will continue to devote significant resources to developing innovative new products. The volume of our products sold during a given period will depend in part on our successfully introducing new products that generate additional demand, as well as the extent to which new products may impact our sales of existing products.
●	Economic conditions: Demand for our products is affected by a number of economic factors impacting our customers and consumers. Customers typically pay for their new pools from assets on hand or from borrowing. A frequent source of borrowing is home equity financing, and accordingly, the level of equity in homes will affect consumers’ ability to obtain a home equity line of credit and to engage in backyard renovations that would result in purchases of our products. Demand for our products is also affected by the level of interest rates and the availability of credit, consumer confidence and spending, housing affordability, demographic trends, employment levels, and other macroeconomic factors that may influence the extent to which consumers engage in renovations to their backyard, including pool installation projects to enhance the outdoor living spaces of their homes.
●	Seasonality and weather: Although we generally have demand for our products throughout the year, our business is seasonal, and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation and remodeling and repair activities. Severe weather also may play a role in affecting sales growth, as particularly rainy or cold years tend to slow the volume of sales, including as a result of complicating conditions for pool installations. Catastrophic events, such as hurricanes, tornadoes, and earthquakes can cause interruptions to our operations. These scenarios are partially mitigated by our geographic diversity, both across the United States and through international markets.

Pricing

In general, our products are priced to be competitive in the in-ground swimming pool market, including the prices for concrete pools, and to keep in line with changes in our input costs.

Cost and Availability of Materials

Raw material costs, including costs of polyvinyl chloride (“PVC”) plastic, galvanized steel, fiberglass, aluminum, various resins, high impact polystyrene, gelcoat and polypropylene fabric, represent a majority of our cost of sales. Our supply agreements with key suppliers are typically negotiated on an annual basis. The cost of the raw materials used in our manufacturing processes is subject to volatility and has been affected by changes in supply and demand. We have minimal fixed-price contracts with our major vendors. We have not entered into hedges of our raw material costs historically, but we may choose to enter into such hedges in the future.

Prices for spot market purchases are negotiated on a continuous basis in line with current market prices. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Changes in prices of our raw materials have a direct impact on our cost of sales.

Acquisitions and Partnerships

On November 24, 2021, we acquired Radiant Pools, a manufacturer of vinyl-lined and aluminum-walled swimming pools. The acquisition expanded our product portfolio into vinyl-lined and aluminum-walled swimming pools.

On November 8, 2022, we acquired certain fiberglass pool manufacturing assets in Seminole, Oklahoma, that qualified as a business combination. This acquisition replaced lost fiberglass manufacturing capacity in Odessa, TX because of a plant fire and placed our production closer to strong consumer markets in the region.

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

On October 30, 2020, we entered into a long-term strategic partnership with and acquired a minority interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools. The purpose of this investment in Premier Pools & Spas is to help expand our sales and distribution channels. Products are sold directly to the franchisees, third parties independent of Premier Pools and Spas, and are therefore not considered related party transactions. Our investment in Premier Pools & Spas is reflected as an equity method investment on our consolidated balance sheet as of December 31, 2023 and 2022, and our proportionate share of earnings or losses of Premier Pools & Spas is recognized in earnings (losses) from equity method investment in our consolidated statement of operations on a three-month lag.

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

Results of Operations

Year ended December 31, 2023 Compared to Year ended December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
						Change
		% of		% of	Change	% of
	2023	Net Sales	2022	Net Sales	Amount	Net Sales

	(dollars in thousands)
Net sales	$566,492	100.0%	$695,736	100.0%	$(129,244)	—%
Cost of sales	413,548	73.0%	479,267	68.9%	(65,719)	4.1%
Gross profit	152,944	27.0%	216,469	31.1%	(63,525)	(4.1)%
Selling, general, and administrative expense	110,296	19.5%	146,842	21.1%	(36,546)	(1.6)%
Underwriting fees related to offering of common stock	—	—%	11,437	1.6%	(11,437)	(1.6)%
Amortization	26,519	4.7%	28,180	4.1%	(1,661)	0.6%
Income from operations	16,129	2.8%	30,010	4.3%	(13,881)	(1.5)%
Other expense (income):
Interest expense, net	30,916	5.5%	15,753	2.3%	15,163	3.2%
Loss on extinguishment of debt	—	—%	3,465	0.5%	(3,465)	(0.5)%
Other (income) expense, net	(1,004)	(0.2)%	1,301	0.1%	(2,305)	(0.3)%
Total other expense, net	29,912	5.3%	20,519	2.9%	9,393	2.4%
Earnings from equity method investment	3,723	0.7%	4,230	0.6%	(507)	0.1%
(Loss) income before income taxes	(10,060)	(1.8)%	13,721	2.0%	(23,781)	(3.8)%
Income tax (benefit) expense	(7,672)	(1.4)%	19,415	2.8%	(27,087)	(4.2)%
Net loss	$(2,388)	(0.4)%	$(5,694)	(0.8)%	$3,306	0.4%
Adjusted EBITDA	$88,025	15.5%	$143,252	20.6%	$(55,227)	(5.1)%

Net Sales

Net sales was $566.5 million for the year ended December 31, 2023, compared to $695.7 million for the year ended December 31, 2022. The $129.2 million, or 18.6%, decrease in net sales was driven by a $143.0 million decrease from volume, partially offset by a $13.8 million increase from pricing. The $143.0 million volume decrease was largely driven by the decrease in new in-ground pool starts and continued destocking of inventory in the wholesale distribution channel. The $13.8 million pricing increase reflects the impact of pricing actions to address inflation. The decrease in total net sales across our product lines was $87.6 million for in-ground swimming pools, $17.5 million for covers and $24.0 million for liners.

Cost of Sales and Gross Margin

Cost of sales was $413.5 million for the year ended December 31, 2023, compared to $479.3 million for the year ended December 31, 2022, and increased as a percentage of net sales by 4.1%. Gross margin decreased by 4.1% to 27.0% for the year ended December 31, 2023, compared to 31.1% for the year ended December 31, 2022. The $65.8 million, or 13.7%, decrease in cost of sales was primarily the result of a decrease in sales volume. The 4.1% decrease in gross margin was primarily driven by lower utilization, partially offset by lower total fixed costs and modest material cost deflation.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $110.3 million for the year ended December 31, 2023, compared to $146.8 million for the year ended December 31, 2022, and decreased as a percentage of net sales by 1.6%. The $36.5 million, or 24.9%, decrease in selling, general, and administrative expense was primarily driven by $28.1 million decrease in non-cash stock-based compensation expense as well as lower wages by $4.3 million due to lower headcount, lower third-party spend by $2.4 million and lower incentives by $1.2 million.

Underwriting Fees Related to Offering of Common Stock

Underwriting fees related to our offering of common stock completed in January 2022 were $11.4 million for the year ended December 31, 2022.

Amortization

Amortization was $26.5 million for the year ended December 31, 2023, compared to $28.2 million for the year ended December 31, 2022. The $1.7 million, or 5.9%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the year ended December 31, 2022.

Interest Expense, Net

Interest expense, net was $30.9 million for the year ended December 31, 2023, compared to $15.8 million for the year ended December 31, 2022. The $15.1 million, or 96.3%, increase in interest expense was primarily the result of the change in the fair value of our interest rate swaps and a higher effective interest rate, compared to the year ended December 31, 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.5 million for the year ended December 31, 2022, related to our debt refinancing completed in February 2022.

Other (Income) Expense, Net

Other (income) expense, net was ($1.0) million for the year ended December 31, 2023, compared to $1.3 million for the year ended December 31, 2022. The ($2.3) million increase in other (income) expense, net was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investments

Earnings from equity method investment of Premier Pools & Spa was $3.7 million for the year ended December 31, 2023, compared to $4.2 million for the year ended December 31, 2022, primarily because of the financial performance of Premier Pools & Spa.

Income Tax (Benefit) Expense

Income tax benefit was ($7.7) million for the year ended December 31, 2023, compared to $19.4 million income tax expense for the year ended December 31, 2022. Our effective tax rate was 76.3% for the year ended December 31, 2023, compared to 141.5% for the year ended December 31, 2022. The income tax benefit of ($7.7) million for the year ended December 31, 2023 was primarily because of a $10.3 million benefit related to the release of uncertain tax positions and a $2.1 million benefit related to foreign tax restructuring, partially offset by a $3.1 million expense related to a change in valuation allowance and a $2.4 million expense related to non-deductible stock compensation. For the year ended December 31, 2022, the effective tax rate differed from the statutory tax rate primarily due to non-deductible stock compensation of $9.2 million.

Net Loss

Net loss was $2.4 million for the year ended December 31, 2023, compared to $5.7 million of net loss for the year ended December 31, 2022. The $3.3 million, or 58.1%, decrease in net loss was primarily driven by the factors described above.

Net Loss Margin

Net loss margin was 0.4% for the year ended December 31, 2023, compared to net loss margin of 0.8% for the year ended December 31, 2022. The 0.4% decrease in net loss margin was driven by a $3.3 million decrease in net loss and a $129.2 million decrease in net sales, compared to the year ended December 31, 2022 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $88.0 million for the year ended December 31, 2023, compared to $143.3 million for the year ended December 31, 2022. The $55.3 million, or 38.6%, decrease in Adjusted EBITDA was primarily because of the decrease in net sales. For a discussion of Adjusted EBITDA and Adjusted EBITDA margin and the limitations on their use, and the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and our calculation of Adjusted EBITDA margin see “— Non-GAAP Financial Measures” below.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 15.5% for the year ended December 31, 2023, compared to 20.6% for the year ended December 31, 2022. The 5.1% decrease in Adjusted EBITDA margin was primarily because of a $55.3 million decrease in Adjusted EBITDA and a $129.2 million decrease in net sales, compared to the year ended December 31, 2022, driven by the factors detailed above.

Year ended December 31, 2022 Compared to Year ended December 31, 2021

	Year Ended December 31,
						Change
		% of		% of	Change	% of
	2022	Net Sales	2021	Net Sales	Amount	Net Sales

	(dollars in thousands)
Net sales	$695,736	100.0%	$630,456	100.0%	$65,280	—%
Cost of sales	479,267	68.9%	426,294	67.6%	52,973	1.3%
Gross profit	216,469	31.1%	204,162	32.4%	12,307	(1.3)%
Selling, general, and administrative expense	146,842	21.1%	217,775	34.5%	(70,933)	(13.4)%
Underwriting fees related to offering of common stock	11,437	1.6%	—	—%	11,437	1.6%
Amortization	28,180	4.1%	22,566	3.6%	5,614	0.5%
Income (loss) from operations	30,010	4.3%	(36,179)	(5.7)%	66,189	10.0%
Other expense (income):
Interest expense	15,753	2.3%	24,433	3.9%	(8,680)	(1.6)%
Loss on extinguishment of debt	3,465	0.5%	—	—%	3,465	0.5%
Other expense (income), net	1,301	0.1%	(4,860)	(0.8)%	6,161	0.9%
Total other expense, net	20,519	2.9%	19,573	3.1%	946	(0.2)%
Earnings from equity method investment	4,230	0.6%	2,222	0.3%	2,008	0.3%
Income (loss) before income taxes	13,721	2.0%	(53,530)	(8.5)%	67,251	10.5%
Income tax expense	19,415	2.8%	8,818	1.4%	10,597	1.4%
Net loss	$(5,694)	(0.8)%	$(62,348)	(9.9)%	$56,654	9.1%
Adjusted EBITDA	$143,252	20.6%	$139,819	22.2%	$3,433	(1.6)%

For discussion on comparison of the years ended December 31, 2022 and 2021, see the Results of Operations section disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 7, 2023.

Non-GAAP Financial Measures

We track our non-GAAP financial measures to monitor and manage our underlying financial performance. The following discussion includes the presentation of Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures that exclude the impact of certain costs, losses and gains that are required to be included in our profit and loss measures under GAAP. Although it is our view these measures are useful to investors and analysts for the same reasons it is useful to management, as discussed below, these measures are neither a substitute for, nor superior to, U.S. GAAP financial measures or disclosures. Other companies may calculate similarly-titled non-GAAP measures differently, limiting their usefulness as comparative measures. To address these limitations, we have reconciled Adjusted EBITDA to the applicable most comparable GAAP measure, net income (loss), throughout this Annual Report.

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

The following table provides a reconciliation of our net loss to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net loss	$(2,388)	$(5,694)	$(62,348)
Depreciation and amortization	40,751	38,175	32,230
Interest expense, net	30,916	15,753	24,433
Income tax (benefit) expense	(7,672)	19,415	8,818
Loss on sale and disposal of property and equipment	138	193	275
Restructuring charges(a)	3,727	1,607	906
Stock-based compensation expense(b)	18,804	50,634	128,775
Unrealized (gains) losses on foreign currency transactions(c)	(110)	2,534	1,151
Strategic initiative costs(d)	4,092	3,948	2,531
Acquisition and integration related costs(e)	911	326	3,576
Loss on extinguishment of debt(f)	—	3,465	—
Underwriting fees related to offering of common stock(g)	—	11,437	—
Odessa fire(h)	(2,600)	869	—
IPO costs(i)	—	—	3,956
Other(j)	1,456	590	(4,484)
Adjusted EBITDA	$88,025	$143,252	$139,819
Net sales	$566,492	$695,736	$630,456
Net loss margin	(0.4)%	(0.8)%	(9.9)%
Adjusted EBITDA margin	15.5%	20.6%	22.2%
(a)	Represents costs related to a cost reduction plan that includes severance and other costs for our executive management changes and additional costs related to our cost reduction plans, which include further actions to reduce our manufacturing overhead by reducing headcount in addition to facility shutdowns.
(b)	Represents non-cash stock-based compensation expense.
(c)	Represents unrealized foreign currency transaction losses associated with our international subsidiaries.
(d)	Represents fees paid to external consultants and other expenses for our strategic initiatives
(e)	Represents acquisition and integration costs primarily related to the acquisitions of GLI and Radiant, the equity investment in Premier Pools & Spas, as well as other costs related to potential transactions.
(f)	Represents the loss on extinguishment of debt in connection with our debt refinancing on February 23, 2022.
(g)	Represents underwriting fees related to our offering of common stock that was completed in January 2022.
(h)	Represents costs incurred and insurance recoveries related to a production facility fire in Odessa, Texas.
(i)	These expenses are primarily composed of legal, accounting, and professional fees incurred in connection with our initial public offering that are not capitalizable, and that are included within selling, general, and administrative expense.
(j)	Other costs consist of other discrete items as determined by management, primarily including: (i) fees paid to external advisors for various matters, (ii) the cost incurred and insurance proceeds related to our production facility fire in Picton, Australia in 2020, (iii) non-cash adjustments to record the step-up in the fair value of inventory related to the acquisitions of GLI and Radiant, which were amortized through cost of sales in the consolidated statements of operations, (iv) gain on sale of portion of equity method investment, and (v) other items.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our New Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, through borrowings under our credit facilities, and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, and any acquisitions or investments we may undertake. As of December 31, 2023, we had $102.8 million of cash, $301.2 million of outstanding borrowings, and an additional $75.0 million of availability under our New Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to our growth strategy, including production capacity, storage, and delivery equipment. We have completed our recent multi-year capital plan to invest in our facilities. We are in the middle of our digital transformation effort to upgrade all of our technology and enterprise resource planning systems. We expect to fund these capital expenditures from net cash provided by operating activities.

It is our belief that our existing cash, cash generated from operations and availability under our New Revolving Credit Facility, will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months, as well as our longer-term liquidity needs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$116,369	$32,309	$33,690
Net cash used in investing activities	(31,726)	(45,018)	(108,205)
Net cash (used in) provided by financing activities	(13,875)	3,775	60,018
Effect of exchange rate changes on cash	(631)	(2,392)	(861)
Net increase (decrease) in cash	$70,137	$(11,326)	$(15,358)

Operating Activities

During the year ended December 31, 2023, operating activities provided $116.4 million of cash. Net loss, after adjustments for non-cash items, provided cash of $57.1 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which provided $59.3 million. Net cash provided in changes in our operating assets and liabilities for the year ended December 31, 2023 consisted primarily of a $68.2 million decrease in inventories, a $13.0 million decrease in trade receivables, a $2.8 million increase in other long-term liabilities and a $1.3 million decrease in income tax receivable, partially offset by a $11.9 million decrease in accrued expenses and other current liabilities, a $8.5 million decrease in accounts payable, a $4.3 million increase in other assets and a $1.3 million increase in prepaid expenses and other current assets. The change in trade receivables was primarily driven by the amount and timing of net sales, and the decrease in inventories was primarily driven by a business decision to right size our inventory levels to better align with demand. The changes in accrued expenses and other current liabilities, and accounts payable were primarily because of volume of purchases and timing of payments.

During the year ended December 31, 2022, operating activities provided $32.3 million of cash. Net loss, after adjustments for non-cash items, provided cash of $105.9 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which used $73.6 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $57.0 million increase in inventories, a $0.5 million increase in other assets, a $19.4 million decrease in accrued expenses and other current liabilities, and a $12.4 million decrease in accounts payable, partially offset by a $9.0 million decrease in trade receivables, a $4.7 million decrease in prepaid expenses and other current assets, a $1.7 million decrease in income tax receivable, and a $0.2 million increase in other long-term liabilities. The change in trade receivables was primarily driven by the timing of net sales, and the increase in inventories was primarily driven by a business decision to carry more inventory, as well as higher costs. The changes in accrued expenses and other current liabilities, and accounts payable were primarily because of volume of purchases and timing of payments.

Investing Activities

During the year ended December 31, 2023, investing activities used $31.7 million of cash, primarily consisting of the purchase of property and equipment for $33.2 million partially offset by capital reimbursed from insurance proceeds for $1.5 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

During the year ended December 31, 2022, investing activities used $45.0 million of cash, primarily consisting of the purchase of property and equipment for $39.7 million and acquisitions of businesses of $5.4 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

Financing Activities

During the year ended December 31, 2023, financing activities used $13.9 million of cash, primarily consisting of repayments on revolving credit facilities of $48.0 million, repayments on long-term debt borrowings of $13.2 million, and repayments of finance lease obligations of $0.6 million, partially offset by borrowings on revolving credit facilities of $48.0 million.

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

For discussion on operating, investing, and financing activities of the year ended December 31, 2021, see the Liquidity and Capital Resources section disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 7, 2023.

Inflation

We are experiencing inflationary pressures in certain areas of our business, including with respect to prices of our raw materials and employee wages, although, to date, we have been able to offset such pressures, to some extent, through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. There is a substantial risk that demand for our products may continue to soften as we continue to increase the prices of our products to offset the inflationary pressure.

Contractual Obligations

Our largest contractual obligations as of December 31, 2023 consisted of principal payments related to our long-term indebtedness that are included in our consolidated balance sheet and the related periodic interest payments, and non-cancelable operating leases. For a description of our contractual obligations and commitments, see Notes 9 “Long-Term Debt” and 13 “Leases” to our Consolidated Financial Statements included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities, and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. These estimates are based on historical results, trends, and other assumptions we estimate to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates.

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

Impairment of Goodwill

We evaluate goodwill for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. We have selected the first day of the fourth quarter to perform our annual goodwill impairment testing.

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

Based on the results of the quantitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at October 1, 2023. Based on the results of the qualitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at October 3, 2022. However, if factors exist that could indicate an impairment in the future, including a sustained decrease in our stock price, we may be required to record impairment charges in future periods.

For our quantitative impairment test performed for our reporting unit at October 1, 2023, we estimated the fair value of our reporting unit based on a market approach. Under the market approach, we estimated the fair value of our single reporting unit based on enterprise value using our share price on the Nasdaq Global Select Market and an appropriate control premium. The market approach utilizes consideration of control premium associated with cost synergies that arise from obtaining control over a reporting unit and guideline transactions. The qualitative factors we assessed included economic conditions, industry and market considerations, cost factors, overall financial performance, and other entity specific events. In addition, we considered our market capitalization based on quoted market prices of our securities on the Nasdaq Global Select Market, adjusted for the effect of a control premium as contemplated by ASC 350.

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

For stock options, restricted stock awards, restricted stock units and stock appreciation rights, stock-based compensation is recognized using a graded vesting method over the requisite service period in which employees earn the awards. We account for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

Contemporaneously with the pricing of our IPO, on April 22, 2021, we effected the Omnibus Incentive Plan in which we granted to certain of our employees restricted stock awards, restricted stock units, and option awards inclusive of the as converted Class B units as a result of the Reorganization.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. We reduce deferred taxes by a valuation allowance when we conclude such deferred taxes are not more than likely to be realized. The determination of whether a deferred tax asset will be realized is made on both a jurisdictional basis and the use of our estimate of the recoverability of the deferred tax asset. In evaluating whether a valuation allowance is required under such rules, we consider all available positive and negative evidence, including our prior operating results, the nature and reason for any losses, our forecast of future taxable income in each respective tax jurisdiction and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. As of December 31, 2023 and 2022, our valuation allowance was $3.1 million and $0.0 million, respectively. We continue to assess whether any significant changes in circumstances or assumptions have occurred that could materially affect our ability to realize deferred tax assets. We released the valuation allowance in 2021 since we believed we had sufficient positive evidence, including, but not limited to, three years’ of cumulative pre-tax book income, including permanent adjustments and recent profits within taxing jurisdictions, to overcome any negative evidence related to loss utilization expiration periods.

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

Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Our liabilities for uncertain tax positions were $0.0 million and $7.1 million for the years ended December 31, 2023 and 2022, respectively. Changes in recognition and measurement estimates are recorded in income tax (benefit) expense and liability in the period in which such changes occur.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to borrowings under the New Credit Agreement. To meet our working capital needs, we borrowed periodically on our New Revolving Credit Facility under the New Credit Agreement. As of December 31, 2023, we had outstanding borrowings of $309.3 million face value under our New Term Loan and no borrowings on the New Revolving Credit Facility. The New Term Loan and New Revolving Credit Facility bear interest at variable rates. Interest rate risk associated with our New Credit Agreement is managed through an interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, we fixed our SOFR borrowing rate on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes. After inclusion of the notional amount of $161.0 million of our interest rate swap fixing a portion of the variable rate debt, $148.3 million, or 47.9%, of our debt is subject to variable rates. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to annual interest expense of approximately $1.5 million.

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

During the years ended December 31, 2023, 2022 and 2021, one customer represented approximately 20.3%, 20.3% and 25.0% of our net sales, respectively. As of December 31, 2023 and 2022, outstanding trade receivables related to this customer were $2.6 million and $1.6 million, respectively.

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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Latham Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Latham Group Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Hartford Connecticut
March 13, 2024

We have served as the Company's auditor since 2020.

Latham Group, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash	$102,763	$32,626
Trade receivables, net	30,407	48,847
Inventories, net	97,137	165,220
Income tax receivable	983	2,316
Prepaid expenses and other current assets	7,327	5,998
Total current assets	238,617	255,007
Property and equipment, net	113,014	98,184
Equity method investment	25,940	25,095
Deferred tax assets	7,485	7,762
Operating lease right-of-use assets	30,788	38,308
Goodwill	131,363	131,383
Intangible assets, net	282,793	309,215
Other assets	5,003	4,729
Total assets	$835,003	$869,683
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,124	$25,449
Accounts payable – related party	8	358
Current maturities of long-term debt	21,250	3,250
Current operating lease liabilities	7,133	6,923
Accrued expenses and other current liabilities	40,691	50,885
Total current liabilities	86,206	86,865
Long-term debt, net of discount, debt issuance costs, and current portion	279,951	309,631
Deferred income tax liabilities, net	40,088	50,181
Liability for uncertain tax positions	—	7,123
Non-current operating lease liabilities	24,787	32,391
Other long-term liabilities	4,771	702
Total liabilities	435,803	486,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both December 31, 2023 and December 31, 2022; no shares issued and outstanding as of both December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 114,871,782 and 114,667,975 shares issued and outstanding, as of December 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	459,684	440,880
Accumulated deficit	(56,956)	(54,568)
Accumulated other comprehensive loss	(3,539)	(3,533)
Total stockholders’ equity	399,200	382,790
Total liabilities and stockholders’ equity	$835,003	$869,683

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$566,492	$695,736	$630,456
Cost of sales	413,548	479,267	426,294
Gross profit	152,944	216,469	204,162
Selling, general, and administrative expense	110,296	146,842	217,775
Underwriting fees related to offering of common stock	—	11,437	—
Amortization	26,519	28,180	22,566
Income (loss) from operations	16,129	30,010	(36,179)
Other expense:
Interest expense, net	30,916	15,753	24,433
Loss on extinguishment of debt	—	3,465	—
Other (income) expense, net	(1,004)	1,301	(4,860)
Total other expense, net	29,912	20,519	19,573
Earnings from equity method investment	3,723	4,230	2,222
(Loss) income before income taxes	(10,060)	13,721	(53,530)
Income tax (benefit) expense	(7,672)	19,415	8,818
Net loss	$(2,388)	$(5,694)	$(62,348)
Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.05)	$(0.56)
Diluted	$(0.02)	$(0.05)	$(0.56)
Weighted-average common shares outstanding – basic and diluted
Basic	112,899,586	113,245,421	110,644,366
Diluted	112,899,586	113,245,421	110,644,366

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(2,388)	$(5,694)	$(62,348)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6)	(3,903)	(1,984)
Total other comprehensive loss, net of tax	(6)	(3,903)	(1,984)
Comprehensive loss	$(2,394)	$(9,597)	$(64,332)

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
				(Accumulated	Other
			Additional	Deficit)	Comprehensive	Total
	Common Stock		Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balances at January 1, 2021	118,854,249	$12	$265,478	$13,765	$2,354	$281,609
Net loss	—	—	—	(62,348)	—	(62,348)
Foreign currency translation adjustments	—	—	—	—	(1,984)	(1,984)
Dividend to Class A unitholders ($1.00 per share)	—	—	(110,033)	—	—	(110,033)
Issuance of restricted stock in connection with the Reorganization	8,340,126	1	(1)	—	—	—
Issuance of common stock upon conversion of Class B units	4,145,987	—	—	—	—	—
Net proceeds from initial public offering	23,000,000	2	399,262	—	—	399,264
Repurchase and retirement of common stock	(33,931,091)	(3)	(281,635)	—	—	(281,638)
Retirement of restricted stock	(1,014,976)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	51,316	—	—	—	—	—
Stock-based compensation expense	—	—	128,775	—	—	128,775
Balances at December 31, 2021	119,445,611	12	401,846	(48,583)	370	353,645
Cumulative effect of adoption of new accounting standard- leases	—	—	—	(291)	—	(291)
Net loss	—	—	—	(5,694)	—	(5,694)
Foreign currency translation adjustments	—	—	—	—	(3,903)	(3,903)
Proceeds from sale of common stock	13,800,000	1	269,099	—	—	269,100
Repurchase and retirement of common stock	(13,800,244)	(1)	(257,662)	—	—	(257,663)
Repurchases and retirements of common stock under Repurchase Program	(4,483,620)	(1)	(23,037)	—	—	(23,038)
Retirement of restricted stock	(480,385)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	186,613	—	—	—	—	—
Stock-based compensation expense	—	—	50,634	—	—	50,634
Balances at December 31, 2022	114,667,975	11	440,880	(54,568)	(3,533)	382,790
Net loss	—	—	—	(2,388)	—	(2,388)
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Retirement of restricted stock	(155,450)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	359,257	—	—	—	—	—
Stock-based compensation expense	—	—	18,804	—	—	18,804
Balances at December 31, 2023	114,871,782	$11	$459,684	$(56,956)	$(3,539)	$399,200

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(2,388)	$(5,694)	$(62,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,751	38,175	32,230
Gain on insurance proceeds received for capital	(1,463)	—	—
Amortization of deferred financing costs and debt discount	1,720	1,570	6,419
Non-cash lease expense	7,675	7,400	—
Change in fair value of interest rate swaps	4,729	(2,984)	(858)
Deferred income taxes	(9,685)	(3,802)	(12,028)
Stock-based compensation expense	18,804	50,634	128,775
Underwriting fees related to offering of common stock	—	11,437	—
Loss on extinguishment of debt	—	3,465	—
Bad debt expense	5,379	2,011	986
Other non-cash, net	(94)	3,988	365
Gain on sale of portion of equity method investment	—	—	(4,806)
Earnings from equity method investment	(3,723)	(4,230)	(2,222)
Distributions received from equity method investment	2,878	2,497	1,808
Provision on liability for uncertain tax positions	(7,503)	1,434	149
Changes in operating assets and liabilities:
Trade receivables	13,040	8,992	(26,015)
Inventories	68,190	(57,034)	(39,656)
Prepaid expenses and other current assets	(1,326)	4,722	(4,455)
Income tax receivable	1,333	1,723	338
Other assets	(4,346)	(466)	800
Accounts payable	(8,512)	(12,358)	10,678
Accrued expenses and other current liabilities	(11,938)	(19,420)	4,686
Other long-term liabilities	2,848	249	(1,156)
Net cash provided by operating activities	116,369	32,309	33,690
Cash flows from investing activities:
Purchases of property and equipment	(33,189)	(39,684)	(24,975)
Capital reimbursed from insurance proceeds	1,463	—	—
Proceeds from the sale of property and equipment	—	24	35
Acquisitions of businesses, net of cash acquired	—	(5,358)	(90,508)
Return of equity method investment	—	—	447
Proceeds from the sale of portion of equity method investment	—	—	6,796
Net cash used in investing activities	(31,726)	(45,018)	(108,205)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	320,125	222,813
Payments on long-term debt borrowings	(13,250)	(286,447)	(169,138)
Proceeds from borrowings on revolving credit facilities	48,000	25,000	16,000
Payments on revolving credit facilities	(48,000)	(25,000)	(16,000)
Deferred financing fees paid	—	(6,865)	(1,250)
Dividend to Class A unitholders	—	—	(110,033)
Proceeds from the issuance of common stock	—	257,663	—
Repayments of finance lease obligations	(625)	—	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	—	399,264
Repurchase and retirement of common stock	—	(280,701)	(281,638)
Net cash (used in) provided by financing activities	(13,875)	3,775	60,018
Effect of exchange rate changes on cash	(631)	(2,392)	(861)
Net increase (decrease) in cash	70,137	(11,326)	(15,358)
Cash at beginning of period	32,626	43,952	59,310
Cash at end of period	$102,763	$32,626	$43,952
Supplemental cash flow information:
Cash paid for interest	$25,747	$12,621	$17,371
Income taxes paid, net	6,990	20,313	20,054
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$955	$6,029	$664
Capitalized internal-use software included in accounts payable – related party	—	350	850
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	6,193	46,244	—

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

Stock Split, Initial Public Offering and Reorganization

On April 13, 2021, the Company’s certificate of incorporation was amended and restated. On April 13, 2021, the Company effected a 109,673.709-for-one stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share data included in these consolidated financial statements and notes thereto have been adjusted retroactively to reflect the impact of the amended and restated certificate of incorporation and the stock split. Refer to Note 19 for additional detail.

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

Prior to the closing of the Company’s IPO on April 27, 2021, the Company’s parent entity, Latham Investment Holdings, L.P. (“Parent”), merged with and into Latham Group, Inc. (the “Reorganization”). Refer to Note 19 for additional detail.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Leases

On January 1, 2022, the Company adopted ASU 2016-02, “Leases (Topic 842),” and the related amendments The optional transition method of adoption was used, in which the cumulative effect of initially applying the new standard to existing leases was $0.3 million to record the operating lease right-of-use assets and the related liabilities as of January 1, 2022. Under this method of adoption, the comparative information has not been revised and continues to be reported under the previously applicable lease accounting guidance (“ASC 840”).

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

The Company does not engage in contracts greater than one year, and therefore does not have any contract costs capitalized as of December 31, 2023, and 2022.

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

The Company’s assurance-type warranties generally range from five years to lifetime warranties. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. The accuracy of the estimate of additional costs is dependent on the number and cost of future claims submitted during the warranty periods. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company believes that the reserves established for estimated and probable future product warranty claims are adequate. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. Warranty costs are recorded within cost of sales on the consolidated statements of operations. The Company’s provision for product warranties was recorded within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets as of December 31, 2023 and 2022.

Cost of Sales

Cost of sales includes the cost of materials and all costs to make products saleable, such as labor, materials, inbound freight, including inter-plant freight, purchasing, and receiving costs, operating lease costs related to distribution and manufacturing facilities, and warehousing and distributions costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of sales. The Company records shipping and handling costs associated with outbound freight as cost of sales when the related revenue is recognized in the consolidated statements of operations.

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

Trade Receivables, Net

Trade receivables are recorded at the original invoiced amount and do not bear interest. The Company maintains an allowance for bad debt. The allowance for bad debt is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowances based on historical write-off experience. The Company’s allowance for bad debt as of December 31, 2023 and 2022 was $7.5 million and $3.2 million, respectively.

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

During the years ended December 31, 2023, 2022 and 2021, one customer represented approximately 20.3%, 20.3% and 25.0% of the Company’s net sales, respectively. As of December 31, 2023 and 2022, outstanding trade receivables related to this customer were $2.6 million and $1.6 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach, or cost approach. There were no transfers between fair value measurement levels during the years ended December 31, 2023, 2022 and 2021.

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

Inventories, Net

Inventories, primarily raw materials and finished goods, are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventory costs include all costs directly attributable to the products, including all manufacturing overhead, and excludes costs to distribute. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. As of December 31, 2023 and 2022, the Company’s reserve for estimated slow moving products or obsolescence was $9.1 million and $4.6 million, respectively.

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

A potential impairment has occurred if the projected future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group are less than the carrying value of the asset or asset group. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operation. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded equal to the excess of the asset or asset group’s carrying value over its fair value. Fair value is measured using appropriate valuation methodologies that would typically include a projected discounted cash flow model using a discount rate the Company believes is commensurate with the risk inherent in its business. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

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

Goodwill

The Company accounts for goodwill as the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not subject to amortization; rather, the Company tests goodwill for impairment annually on the first day of the Company’s fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. The Company has one reporting unit for goodwill impairment testing purposes.

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

Segment Reporting

The Company identifies operating segments based on how the chief operating decision maker manages the business, allocates resources, makes operating decisions, and evaluates operating performance.

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

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) within the consolidated statements of operations. The Company had $0.0 million of accrued interest and no accrued penalties as of December 31, 2023. The Company had $0.6 million of accrued interest and no accrued penalties as of December 31, 2022. The Company reinvests earnings of foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings.

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

For stock options, restricted stock awards, restricted stock units and stock appreciation rights, stock-based compensation is recognized using a graded vesting method over the requisite service period in which employees earn the awards. The Company accounts for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

Employee Benefit Plans

The Company has various retirement savings plans covering substantially all employees of the Company. These plans allow eligible employees to make discretionary contributions. The Company makes discretionary matching and other contributions depending on the plan and recognized expense of $1.4 million, $1.7 million, and $2.0 million related to such plans during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Advertising Costs

Advertising costs, consisting of costs related to dealer conferences and commercials, are expensed as incurred and are included in selling, general, and administrative expense on the consolidated statements of operations. Total advertising costs were $9.2 million, $9.8 million, and $7.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with equity holders and would normally be recorded in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income. Other comprehensive income (loss) consists of foreign currency translation adjustments and defined benefit plan adjustments.

Income tax (benefit) expense on the components of other comprehensive income (loss) was not significant for the years ended December 31, 2023, 2022 and 2021.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the diluted weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares are included in the diluted per-share calculations when the effect of their inclusion is dilutive. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, restricted stock awards, restricted stock units and stock appreciation rights are excluded and diluted loss per share is equal to basic loss per share.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which narrowed the scope and changed the effective date for nonpublic entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are SEC filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. For public entities, ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. For all other entities, ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company adopted this standard early on January 1, 2023 and it did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful analysis. For all entities, ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2023-07 and its potential impact on the notes to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), in an effort to enhance the transparency and decision usefulness of income tax disclosures. For all entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively with retrospective application permitted. Early adoption is also permitted. The Company is currently evaluating ASU 2023-09 and its potential impact on the notes to the consolidated financial statements.

3.ACQUISITIONS

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

Subsequent to the acquisition date, there was an additional amount due to the seller of $0.4 million related to the finalization of the net working capital adjustment, which was accounted for as a measurement period adjustment. The measurement period adjustment resulted in an increase in the total consideration transferred of $0.4 million and an increase to goodwill of $0.4 million. The net working capital adjustment was paid during the quarter ended July 2, 2022.

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

Other Business Combinations

During the quarter ended December 31, 2022, the Company completed the acquisition of certain fiberglass pool manufacturing assets in Seminole, Oklahoma that qualified as a business combination. This transaction resulted in an increase to goodwill, but was not material to our consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

Pro Forma Financial Information (Unaudited)

The following pro forma financial information presents the statements of operations of the Company with Radiant as if the acquisition occurred on January 1, 2021. The pro forma results do not include any anticipated synergies, cost savings, or other expected benefits of an acquisition. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisition been completed on January 1, 2021, and is not necessarily indicative of the Company’s future financial results.

(in thousands)	2021
Net sales	$662,282
Net loss	$(50,382)

The pro forma financial information presented above reflects the effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the depreciation and amortization expense from acquired property and equipment, the additional cost of sales from acquired inventory, interest expense from debt financing, and any related tax effects. Transaction costs for Radiant are reflected within pro forma net loss for the year ended December 31, 2021.

4.EQUITY METHOD INVESTMENT

On October 30, 2020, the Company entered into a securities purchase agreement to purchase 28% of the common units of Premier Pools & Spas for $25.4 million. On August 6, 2021, the Company entered into a securities purchase agreement, together with Premier Holdco LLC, Premier Pools Management Corp. Holdco, Premier Franchise Management Holdco, PFC Holdco, and PPSF, LLC, pursuant to which Premier Group Holdings Inc., an affiliate of Wynnchurch Capital, L.P., acquired 29.8% of the common units of Premier Pools & Spas in aggregate from all sellers, including the Company. Sellers who were not related parties of Wynnchurch Capital, L.P. or the Company determined the purchase price per common unit paid by Premier Group Holdings Inc., indicating the amount paid for the common units of Premier Pools & Spas reflects the price that would be paid in an arm’s-length transaction. As a result of the transaction, the Company received cash proceeds of $6.8 million and recorded a gain on the sale of equity method investment of $3.9 million, which was recorded within other (income) expense, net on the consolidated statements of operations for the year ended December 31, 2021. The Company’s post-sale ownership interest in Premier Pools & Spas was 20.1% following such transaction. On December 17, 2021, Premier Pools & Spas issued additional non-voting common units to Premier Group Holdings Inc. As a result of the transaction, the Company recorded a gain on the sale of equity method investment of $1.0 million. The Company’s ownership interest in Premier Pools & Spas after the issuance of additional non-voting common units is 18.2% while its’ voting interest remains 20.1%.

The Company historically has concluded that it held common stock of Premier Pools & Spas and had the ability to exercise significant influence over Premier Pools & Spas but did not have a controlling financial interest. As required when there is a change in facts or circumstances, the Company reassessed its ability to exercise significant influence during the quarter ended December 31, 2022. The Company concluded that it no longer had the ability to exercise significant influence. However, the Company also considered that it has an ownership interest of greater than 5% in Premier Pools & Spas, which is a limited liability company with specific ownership accounts. Accordingly, because of the legal form of the investee, the Company continues to account for this investment using the equity method of accounting since it is not required to demonstrate the ability to exercise significant influence under the relevant guidance. The Company’s proportionate share of the earnings or losses of the investee are reported as a separate line in the consolidated statements of operations.

Premier Pools & Spas is a holding company for its manufacturing and franchising companies including PFC LLC, Premier Franchise Management LLC, Premier Pools Management LLC, and Premier Fiberglass LLC (the “Premier Companies”). The Premier Companies are a leading swimming pool-building brand that uses its franchisee network to sell and install pools around the United States.

In connection with Latham’s investment in Premier Pools & Spas, the Company entered into an exclusive supply agreement with Premier Pools & Spas, the Premier Companies, and Premier Pools & Spas’ franchisees (“Premier Franchisees”) (together, the “Customer”). In February 2024, a new supply agreement was entered into with an effective date of January 1, 2024. Premier Pools & Spas does not consolidate the operations of the Premier Franchisees. Per the supply agreement, Latham is the exclusive supplier of the Premier Franchisees for specific pool and pool products. These products include fiberglass products and packaged pool products. The term of the supply agreement runs through October 20, 2030.

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

As of December 31, 2023 and 2022, the Company’s carrying amount for the equity method investment in Premier Pools & Spas was $25.9 million and $25.1 million, respectively. During the year ended December 31, 2023, Premier Pools & Spas paid the Company dividends of $2.9 million that are presented on the consolidated statement of cash flows as distribution received from equity method investment. During the year ended December 31, 2022, Premier Pools & Spas paid the Company dividends of $2.5 million that are presented on the consolidated statement of cash flows as distribution received from equity method. The Company recorded its interest in net earnings of Premier Pools & Spas of $3.7 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively, which included basis difference adjustments of $0.2 million and $0.2 million, respectively.

5.FAIR VALUE MEASUREMENTS

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the years ended December 31, 2023 and December 31, 2022.

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

Term loans

Term loans are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	December 31,
	2023		2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$301,201	$289,153	$312,881	$290,979

Interest rate swap

The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of December 31, 2023 and

2022, the Company’s interest rate swap was a liability of $1.2 million and an asset of $3.5 million, respectively, which was recorded within other long-term liabilities and other assets on the consolidated balance sheets, respectively.

6.GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying value of goodwill during the years ended December 31, 2023 and 2022 (in thousands):

Amount
Balance as of December 31, 2021	$128,871
Acquisition	2,753
Measurement period adjustment	384
Foreign currency translation adjustment	(625)
Balance as of December 31, 2022	131,383
Foreign currency translation adjustment	(20)
Balance as of December 31, 2023	$131,363

The Company performed an annual test for goodwill impairment in the fourth quarter of the year ended December 31, 2023 in accordance with Step 1 of ASC 350 and determined that goodwill was not impaired. The Company performed an annual test for goodwill impairment in the fourth quarter of the year ended December 31, 2022 in accordance with Step 0 of ASC 350 and determined that goodwill was not impaired.

Intangible Assets

Intangible assets, net as of December 31, 2023 consisted of the following (in thousands):

	December 31, 2023
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$72	$29,583	$118,589
Patented technology	16,126	1	8,713	7,414
Technology	13,000	—	1,806	11,194
Pool designs	13,628	35	2,973	10,690
Franchise relationships	1,187	—	1,187	—
Dealer relationships	197,376	—	62,470	134,906
Order backlog	1,600	—	1,600	—
Non-competition agreements	2,476	—	2,476	—
	$393,493	$108	$110,808	$282,793

Intangible assets, net as of December 31, 2022 consisted of the following (in thousands):

	December 31, 2022
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(84)	$22,982	$125,034
Patented technology	16,126	37	6,959	9,204
Technology	13,000	—	939	12,061
Pool designs	13,628	(10)	2,037	11,581
Franchise relationships	1,187	45	1,064	168
Dealer relationships	197,376	13	46,699	150,690
Order backlog	1,600	—	1,600	—
Non-competition agreements	2,476	—	1,999	477
	$393,493	$1	$84,279	$309,215

The Company recognized $26.5 million, $28.2 million, and $22.6 million of amortization expense related to intangible assets during the years ended December 31, 2023, 2022, and 2021, respectively.

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Amortization
Year Ended	Expense
2024	$25,709
2025	25,551
2026	25,551
2027	25,551
2028	24,593
Thereafter	155,838
$282,793

7.INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$55,081	$95,388
Finished goods	42,056	69,832
	$97,137	$165,220

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$2,758	$1,811
Building and improvements	38,994	9,946
Machinery and equipment	49,257	31,765
Furniture and fixtures	2,061	1,585
Computer equipment and software	10,389	6,888
Molds and dyes	21,838	16,934
Leasehold improvements	12,358	9,640
Vehicles	4,923	4,883
Construction in progress	17,599	46,581
	160,177	130,033
Less: Accumulated depreciation	(47,163)	(31,849)
	$113,014	$98,184

Depreciation and amortization expense related to property and equipment during the years ended December 31, 2023, 2022 and 2021 was $13.8 million, $10.0 million, and $9.7 million, respectively. Construction in progress recorded as of December 31, 2023 and 2022 primarily related to an ongoing effort to increase fiberglass molds and fiberglass production capacity as well as ERP costs. The Company recorded aggregate losses on sales and disposals of property and equipment of $0.3 million, $0.2 million, and $0.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.

9.LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	December 31,
	2023	2022
Term Loan	$309,313	$322,562
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(8,112)	(9,681)
Total debt	301,201	312,881
Less: Current portion of long-term debt	(21,250)	(3,250)
Total long-term debt	$279,951	$309,631

On February 23, 2022, Latham Pool Products entered into an agreement (the “New Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan (the “Term Loan”) in an initial principal amount of $325.0 million. On the closing date, proceeds under the Credit Agreement were used to terminate the Prior Credit Agreement (as defined below) by repayment of $294.0 million of outstanding debt thereunder and for general corporate purposes. As of December 31, 2023, the Company was in compliance with all financial covenants under the New Credit Agreement.

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

The Company incurred debt issuance costs of $0.8 million related to the New Revolving Credit Facility. The debt issuance costs were recorded within other assets on the consolidated balance sheet and are being amortized over the life of the Revolving Credit Facility.

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

As of December 31, 2023, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.

Term Loan

Pursuant to the New Credit Agreement, Latham Pool Products borrowed $325.0 million in term loans. The Term Loan matures on February 23, 2029. Loans outstanding under the Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan are subject to scheduled quarterly amortization payments of $812,500, equal to 0.25% of the initial principal amount of the Term Loan. The Term Loan contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales, and casualty and condemnation events, in each case, subject to customary exceptions.

During the first quarter of 2024, the Company made a payment of $18.0 million.

Outstanding borrowings as of December 31, 2023 were $301.2 million, net of discount and debt issuance costs of $8.1 million. In connection with the New Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of December 31, 2023, the unamortized debt issuance costs and discount on the New Term Loan were $4.5 million and $3.6 million, respectively. The effective interest rate was 10.82% at December 31, 2023, including the impact of the Company’s interest rate swap.

As of December 31, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

Prior Revolving Credit Facility

On December 18, 2018, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC that included a revolving line of credit (the “Revolver”) and letters of credit (“Letters of Credit” or collectively with the Revolver, the “Prior Revolving Credit Facility”) in the amount of up to $30.0 million, as well as the Prior Term Loan (as described and defined below). The Prior Revolving Credit Facility was utilized to finance ongoing general corporate and working capital needs.

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

The Company was required to meet certain financial covenants, including maintaining specific liquidity measurements. There were also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, and make prepayments.

Prior Term Loan

Pursuant to the Credit Agreement, Latham Pool Products also borrowed $215.0 million in term loans (the “Prior Term Loan”). The Prior Term Loan was amended on May 29, 2019, to provide additional borrowings of $23.0 million, which was accounted for as a modification to the Prior Term Loan, to fund the Company’s acquisition of Narellan Group Pty Limited and its subsidiaries (the “First Amendment”). On October 14, 2020, Latham Pool Products amended the First Amendment to provide additional borrowings of $20.0 million, which was accounted for as new debt (the “Second Amendment”). The Second Amendment was further amended on January 25, 2021, to provide an additional incremental term loan of $175.0 million (the “Third Amendment”). On January 25, 2021, Latham Pool Products borrowed the incremental term loan, and the proceeds were used on February 2, 2021 to purchase and retire equity interests and to pay a distribution. On March 31, 2021, Latham Pool Products amended its Term Loan to revise the applicable reporting requirements (the “Fourth Amendment”). On April 27, 2021, upon completion of the IPO, the Company used $152.7 million of the net proceeds from the IPO to repay $152.7 million of the Prior Term Loan. On November 24, 2021, Latham Pool Products amended the Term Loan to provide additional borrowings of $50.0 million (the “Fifth Amendment”). The proceeds from this incremental term loan were used to finance the Radiant Acquisition in part. The Prior Term Loan, collectively with the First Amendment, Second Amendment, Third Amendment, the Fourth Amendment, and the Fifth Amendment, is referred to as the “Amended Prior Term Loan.”

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

The Company executed an interest rate swap on April 30, 2020. The swap had an effective date of May 18, 2020 and a termination date of May 18, 2023. In February 2022, the Company amended its interest rate swap to change the index rate from LIBOR to SOFR in connection with the entry into the Credit Agreement. Under the terms of the amended swap, the Company fixed its SOFR borrowing rate at 0.496% on a notional amount of $200.0 million. The interest rate swap was not designated as a hedging instrument for accounting purposes (see Note 5).

Additionally, the Company entered into an interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, the Company fixed its SOFR borrowing rate at 4.3725% on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes (see Note 5).

Debt Maturities

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Year Ended	Term Loan
2024	$21,250
2025	3,250
2026	3,250
2027	3,250
2028	3,250
Thereafter	275,063
$309,313

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

10.COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued sales rebates	$10,170	$16,705
Accrued product warranties	2,889	3,763
Accrued incentives	1,270	2,727
Accrued vacation	2,310	2,422
Accrued payroll	4,893	5,750
Accrued interest	2,955	2,868
Income taxes payable	1,682	923
Deferred revenue	3,787	4,480
Other accrued expenses	10,735	11,247
Total accrued expenses and other current liabilities	$40,691	$50,885

Allowance for Bad Debt

The allowance for bad debt consisted of the following (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Balance at the beginning of the year	$3,161	$2,393	$1,438
Bad debt expense	5,379	2,011	979
Write-offs, net of recoveries	(996)	(1,243)	(24)
Balance at the end of the year	$7,544	$3,161	$2,393

11.PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Balance at the beginning of the fiscal year	$3,990	$4,909	$2,882
Adjustments to reserve	5,319	4,567	8,824
Warranty liabilities assumed in Radiant Acquisition	—	—	50
Less: Settlements made (in cash or in kind)	(6,148)	(5,486)	(6,847)
Balance at the end of the fiscal year	$3,161	$3,990	$4,909

12.EXIT OR DISPOSAL COSTS

On November 8, 2022, the Company approved a plan to implement cost reduction programs and lean manufacturing initiatives the structurally reduce our cost basis. The plan involved the closure of the Company’s manufacturing facility in Bossier City, Louisiana, and a reduction to the Company’s workforce. The Company incurred charges for employee severance and related costs, as well as fixed asset and facility related expenses, of approximately $0.5 million and $1.6 million during the years ended December 31, 2023 and 2022, respectively.

During the second and third quarters of 2023, the Company initiated an additional plan focused on efforts to improve efficiencies and decrease costs. The plan involved a reduction in the Company’s workforce as well as closures of various manufacturing facilities. During the year ended December 31, 2023, the Company recognized costs related to the plan totaling $2.8 million, comprised primarily of $1.1 million for severance and related costs and $1.7 million relating to the facility closures. These charges were included in cost of sales and selling, general, and administrative expenses in the consolidated statements of operations. The Company had an exit or disposal cost related liability of $0.2 million as of December 31, 2023 and no liability as of December 31, 2022.

13.LEASES

The Company leases vehicles, manufacturing facilities, office space, land, and equipment under operating leases. As of December 31, 2023, our operating leases substantially have remaining terms of one year to eleven years, some of which include options to extend and/or terminate the leases. The Company does not have material finance leases.

The components of lease expense for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease expense	$9,350	$9,085
Finance lease amortization of assets	679	48
Finance lease interest on lease liabilities	296	11
Short-term lease expense	319	156
Variable lease expense	1,180	573
Total lease expense	$11,824	$9,873

Operating and finance lease right of use assets and lease-related liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022	Classification

Lease right-of-use assets:
Operating leases	$30,788	$38,308	Operating lease right-of-use assets
Finance leases	3,912	316	Other assets
Total lease right-of-use assets	$34,700	$38,624

Lease-related liabilities
Current
Operating leases	$7,133	$6,923	Current operating lease liabilities
Finance leases	746	105	Accrued expenses and other current liabilities
Non-current
Operating leases	24,787	32,391	Non-current operating lease liabilities
Finance leases	3,285	193	Other long-term liabilities
Total lease liabilities	$35,951	$39,612

The table below presents supplemental information related to leases as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Finance leases	5.2	2.8
Operating leases	5.7	6.5
Weighted-average discount rate
Finance leases	8.2%	5.4%
Operating leases	5.1%	4.9%

The table below presents supplemental information related to the cash flows for operating leases recorded on the consolidated statements of cash flows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,551	$6,920

The following table summarizes maturities of operating lease liabilities as of the years ended December 31, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
2024	$8,542	$1,049	$9,591
2025	7,410	995	8,405
2026	5,880	899	6,779
2027	4,141	823	4,964
2028	3,137	811	3,948
Thereafter	7,660	377	8,037
Total lease payments	36,770	4,954	41,724
Less: Interest	(4,850)	(923)	(5,773)
Present value of lease liability	$31,920	$4,031	$35,951

Under ASC 840, rental expense during the year ended December 31, 2021 was $8.8 million.

14.NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
In-ground Swimming Pools	$297,828	$385,467	$368,465
Covers	140,949	158,449	132,126
Liners	127,715	151,820	129,865
	$566,492	$695,736	$630,456

15.INCOME TAXES

The Company is subject to United States federal, state, and local income taxes, as well as other foreign income taxes. The domestic and foreign components of its (loss) income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
(Loss) income before income taxes:
Domestic	$(16,303)	$2,574	$(68,261)
Foreign	6,243	11,147	14,731
Total	$(10,060)	$13,721	$(53,530)

Current and deferred income tax (benefit) expense is composed of the following (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Current income tax expense:
Domestic	$1,225	$22,133	$19,855
Foreign	788	1,084	991
Total current tax expense	2,013	23,217	20,846
Deferred income tax (benefit) expense:
Domestic	(9,965)	(6,020)	(1,912)
Foreign	280	2,218	(10,116)
Total deferred tax (benefit)	(9,685)	(3,802)	(12,028)
Total income tax (benefit) expense	$(7,672)	$19,415	$8,818

The reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows (% of (Loss) Income Before Income Taxes):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Foreign rate differential	(5.6)%	4.1%	(1.4)%
State income tax, net of federal benefit	14.0%	14.0%	(3.3)%
Uncertain tax positions	101.7%	2.1%	(0.3)%
Change in valuation allowance	(30.9)%	—%	23.8%
GILTI (FDII)	(3.7)%	(4.0)%	0.8%
Meals and entertainment	(3.1)%	0.7%	(0.2)%
Foreign expenses not deductible for tax	(3.7)%	3.2%	(0.8)%
Transaction costs not deductible for tax	—%	18.8%	(0.2)%
Other non-deductible expense	(6.8)%	—%	—%
Nondeductible stock compensation	(24.1)%	67.3%	(48.0)%
Stock compensation shortfall (windfall)	(1.5)%	1.2%	—%
Other compensation	(4.6)%	—%	(0.9)%
Canadian branch income	1.3%	8.8%	(9.1)%
Foreign tax restructuring	21.3%	—%	—%
Other permanent items	0.9%	4.3%	2.1%
	76.2%	141.5%	(16.5)%

The following table summarizes changes in the valuation allowance (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Balance at January 1	$—	$—	$(12,704)
Additions	3,114	—	—
Deductions	—	—	12,704
Balance at December 31	$3,114	$—	$—

The Inflation Reduction Act (IRA) was passed into law on August 16, 2022. The key provisions from the IRA include the implementation of a 15% alternative book income minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. The Company evaluated the key provisions under the IRA and concluded that the provisions are not applicable to Latham for year ended December 31, 2023.

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

As of 2022, the Act's amendments to Section 174 no longer permitted an immediate deduction for research and development (R&D) expenditures, including those related to internally developed software, in the tax year that such costs are incurred. Instead, companies are required to capitalize and amortize all R&D expenditures and taxpayers are required to determine the proper amount of their Section 174 costs. The Company considered these requirements and recorded a deferred tax asset on the capitalization of the R&D expenditures.

In addition, the Act provides for a change to the interest deduction limitation (Section 163(j)) for tax years starting January 1, 2022, and later. Taxable income no is longer adjusted for depreciation, amortization, and depletion in arriving at adjusted taxable income ("ATI"), resulting in lower ATI and potentially a greater interest expense disallowance. The Company's interest expense deduction is limited in the current year and has established a deferred tax asset for the carry-forward balance.

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed into law on March 27, 2020 and included a provision to temporarily increased the bonus depreciation deduction from 80% to 100% for qualified property acquired and placed in service after September 27, 2017, and before January 1, 2023. The 100% bonus depreciation provision under the CARES Act expired on December 31, 2022 and as a result, the Company has reverted to the 80% bonus depreciation rate for qualified property acquired and placed in service during 2023.

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

Deferred income tax assets and liabilities recorded on the balance sheets as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$6,715	$7,267
Capital loss carryforwards	3,114	—
Inventories, net	3,234	2,663
Warranty reserve	595	783
Trade receivables	1,737	719
Profits interest units	2,581	1,885
Section 163(j)	2,345	—
Accrued expenses	509	352
Transaction costs	1,052	1,211
Future branch taxes	(1,691)	(1,820)
Other	2,082	1,335
Gross deferred tax assets	22,273	14,395
Valuation allowance	(3,114)	—
Total deferred tax asset	19,159	14,395
Less: Foreign deferred tax benefit	(7,485)	(7,762)
Total domestic deferred tax asset	11,674	6,633
Deferred tax liabilities:
Intangible assets	(45,150)	(49,257)
Property and equipment, net	(5,656)	(6,078)
Prepaid expenses and other	(644)	(1,161)
Investments in partnerships	(312)	(318)
Total deferred tax liabilities	(51,762)	(56,814)
Net deferred tax liabilities	$(40,088)	$(50,181)

ASC 740, Income Taxes, requires that the Company reduce its deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

As of December 31, 2023, after consideration of all evidence, both positive and negative, management concluded that it is not more likely than not that it would be able to realize all of its deferred tax assets and that a valuation allowance of $3.1 million for the Company's capital loss carryforward deferred tax asset was necessary as of December 31, 2023. This deferred tax asset was previously presented net in the balance sheet with the Company's uncertain tax position liability. With the release of the Company's uncertain tax position liability during the fourth quarter of 2023, management concluded a valuation allowance was necessary for the capital loss carryforward. It is reasonably possible that the Company’s estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.

As of December 31, 2023, the Company had net NOL carryforwards of approximately $6.7 million (tax effected), which will be available to offset future taxable income. The foreign NOL carryforwards expire in calendar years 2036 through 2040.

The Company reinvests earnings of foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings. The Company acknowledges that it would need to accrue and pay taxes should it decide to repatriate cash generated from earnings of its foreign subsidiaries that are considered indefinitely reinvested but expects that the potential tax liability would be insignificant.

Tax Uncertainties

The liability related to uncertain tax positions, exclusive of interest, was $6.4 million at December 31, 2022. As of December 31, 2023, the statute of limitations expired with respect to the Company’s 2019 U.S. Federal income tax return for which the uncertain tax position liability had been recorded. As a result of the expiration of the statute of limitations, the Company released the uncertain tax position liability with a corresponding net tax benefit of $7.5 million (a gross tax benefit of $10.6 million from the liability release offset by tax expense of $3.1 million from establishing a valuation allowance on an associated deferred tax asset) during the fourth fiscal quarter of 2023.

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

Tax years from the year ended December 31, 2020 through present are open for examination in the U.S. Tax years and tax periods ended December 31, 2019 through present are open for state examination. The Latham 2019 and 2020 Illinois returns are currently under examination by the state of Illinois. Tax years and tax periods from June 30, 2020 through present are currently open for examination in Canada. Tax years and tax periods from June 30, 2019 through present are currently open for examination in Australia. Tax years and tax periods from March 31, 2019 through present are currently open for examination in New Zealand.

The following is a reconciliation of the beginning and ending amount of uncertain tax positions (in thousands):

	Year Ended
	December 31,
	2023	2022
Balance at the beginning of the year	$10,303	$10,011
Gross amounts of increases and decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	379	—
Gross amounts of increases and decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—	—
The amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—	292
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(10,682)	—
Balance at the end of the year	$—	$10,303

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

17.PROFITS INTEREST UNITS

Prior to the Reorganization, the Company’s Parent granted profit interest units (“PIUs”) in the form of Class B units of the Parent to certain key employees and directors for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. As part of the Reorganization, the vested and unvested PIUs of the Parent were converted on a pro rata basis into equivalent restricted stock units and restricted stock awards of the Company’s common stock. The following table summarizes the activity for all PIUs during the years ended December 31, 2021:

		Weighted-Average
		Grant-Date
	Number of PIUs	Fair Value
Balance at January 1, 2021	27,424,962	$0.43
Forfeited	(1,266,068)	0.34
Converted at IPO in connection with the Reorganization	(26,158,894)	0.43
Balance at December 31, 2021	—	$—

On January 29, 2021, an employee holder of PIUs terminated his employment with the Company, at which time all 1,055,057 of his performance-vesting units were forfeited. At the time of his termination, the employee held 527,528 of time-vesting units, of which 211,011 time-vesting units were vested. Per the terms of his termination agreement, the Company accelerated the vesting of an additional 105,506 time-vesting units, such that the total time-vesting units vested were equal to 316,517 upon his termination and the remaining 211,011 of unvested time-vesting units were forfeited upon his termination. As the employee’s profits interest units had not vested from an accounting perspective, the retention and immediate vesting of the retained time-vesting units was accounted for as a modification. A cumulative catch-up charge of $1.1 million was recorded during the quarter ended April 3, 2021 to reflect the incremental fair value of the awards as of the date of the modification, as compared to the grant-date fair value.

The Company used the following assumptions in conjunction with the Contingent Claims Analysis Model to estimate the fair value of the PIUs:

Year Ended
December 31, 2021
Expected volatility	55.00%
Risk-free interest rate	0.20%
Expected term (in years)	3.2
Expected dividend yield	—%

18.STOCK-BASED COMPENSATION

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

On May 2, 2023, at the 2023 annual meeting of stockholders the Company, the stockholders approved the first amendment (the “Equity Plan First Amendment”) to the Latham Group, Inc. 2021 Omnibus Equity Plan, which was previously approved by the Board of Directors of the Company. The Equity Plan First Amendment became effective upon stockholder approval, and provides for (i) an increase by 8,000,000 shares of the share pool, i.e. the maximum number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2021 Omnibus Equity Plan, (ii) a prohibition on recycling of shares withheld or remitted to pay taxes for all awards, (iii) a minimum vesting period of one year for all awards, with an exception for shares representing 5% of the share pool, and (iv) a prohibition on the transfer of stock options and stock appreciation rights for value or to third-party financial institutions without stockholder approval.

Except as amended by the Equity Plan First Amendment, the other terms of the 2021 Omnibus Equity Plan remain in full force and effect. Subsequent to the Equity Plan First Amendment, the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan is 21,170,212 shares. The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Cost of sales	$81	$3,762	$8,697
Selling, general, and administrative	18,723	46,872	120,078
	$18,804	$50,634	$128,775

The recognized income tax benefit related to stock-based compensation was $0.5 million for the year ended December 31, 2023. The recognized income tax benefit related to stock-based compensation was $0.8 million for the year ended December 31, 2022. The recognized income tax benefit related to stock-based compensation was $0.1 million for the year ended December 31, 2021. As of December 31, 2023, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $7.4 million, which is expected to be recognized over a weighted-average period of 1.53 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of stock appreciation rights awards granted:

Year Ended
December 31, 2023
Risk-free interest rate	3.54%
Expected volatility	40.34%
Expected term (in years)	6.25
Expected dividend yield	0.00%

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of option awards granted:

Year Ended
December 31, 2022
Risk-free interest rate	2.06%
Expected volatility	39.68%
Expected term (in years)	6.25
Expected dividend yield	0.00%

No stock options were granted under this plan during the year ended December 31, 2023.

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the year ended December 31, 2023:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2023	2,576,219	$19.00
Granted	—	—
Vested	(2,377,883)	19.00
Forfeited	(155,450)	19.00
Outstanding at December 31, 2023	42,886	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the year ended December 31, 2023:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2023	617,941	$8.37
Granted	2,345,746	3.18
Vested	(465,863)	7.63
Forfeited	(262,345)	3.90
Outstanding at December 31, 2023	2,235,479	$3.60

Stock Options

The following table represents the Company’s stock option activity during the year ended December 31, 2023:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	1,914,670	$14.85
Granted	—	—
Exercised	—	—
Forfeited	(311,344)	11.37
Expired	(82,922)	17.75
Outstanding at December 31, 2023	1,520,404	$15.40	7.94	$—
Vested and expected to vest at December 31, 2023	1,520,404	$15.40	7.94	$—
Options exercisable at December 31, 2023	521,173	$16.38	7.77	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

No stock options were granted during the year ended December 31, 2023. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2022 was $5.53 per share.

Stock Appreciation Rights

During the quarter ended April 1, 2023, as a portion of the annual equity award grants to the Company’s executive officers, the Compensation Committee of the Board of Directors approved stock appreciation rights for an aggregate of 790,181 shares of the Company’s common stock, with a strike price of $3.24 per share (the “Contingent Grants”). At the time of such approval, the Company did not have enough shares of the Company’s common stock in the share pool under the 2021 Omnibus Equity Plan to support such grant. As of April 1, 2023, the Contingent Grants remained subject to stockholder approval of the Equity Plan First Amendment. On May 2, 2023, following stockholder approval of the Equity Plan First Amendment, the foregoing stock appreciation right awards became effective without condition.

The following table represents the Company’s stock appreciation rights activity during the year ended December 31, 2023:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	—	$—
Granted	849,058	3.17
Exercised	—	—
Forfeited	(93,256)	3.24
Outstanding at December 31, 2023	755,802	$3.16	9.37	$24,729
Vested and expected to vest at December 31, 2023	755,802	$3.16	9.37	$24,729
Stock appreciation rights exercisable at December 31, 2023	—	$—	—	$—

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value of stock appreciation rights granted during the year ended December 31, 2023 was $1.08 per share.

19.SHAREHOLDER’S EQUITY

Equity Structure

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

As a part of the equity Reorganization, on April 22, 2021, 194,207,115 Class A units of the Parent converted into 97,187,596 shares of common stock and 26,158,894 Class B units of the Parent converted into 4,145,987 shares of common stock and 8,340,126 shares of unvested restricted stock.

Amendment and Restatement of Certificate of Incorporation

On April 22, 2021, the Company’s certificate of incorporation was further amended and restated to, among other things, increase the authorized shares to 1,000,000,000, of which 900,000,000 are shares of common stock, par value $0.0001 per share, and 100,000,000 are shares of preferred stock, par value 0.0001 per share.

Offering of Common Stock

On January 11, 2022, the Company completed an offering of 13,800,000 shares of common stock, par value $0.0001 per share, including the exercise in full by the underwriters of their option to purchase up to 1,800,000 additional shares of common stock, at a public offering price of $19.50 per share. The Company received proceeds of $257.7 million from this offering, net of $11.4 million of underwriting fees. The proceeds of $257.7 million were used to purchase 13,800,000 shares of common stock from certain of the Company’s stockholders, primarily investment funds managed by Pamplona Capital Management (the “Sponsor”) and Wynnchurch Capital, L.P., and also a small percentage of shares of common stock owned by some of the Company’s directors and executive officers.

Repurchase Program

On May 10, 2022, the Board of Directors of the Company approved a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $100 million of the Company’s shares of common stock over the next three years. The Company may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. The Company is not obligated to repurchase any of its shares of its common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, the Company’s stock price, alternative uses of capital, the terms of the Company’s debt instruments, and other factors.

During the year ended December 31, 2022, the Company repurchased and concurrently retired 4,483,620 shares of the Company’s common stock for an aggregate amount of $23.0 million, pursuant to the Repurchase Program. All of the shares were repurchased under a Rule 10b5-1 trading plan. No shares were repurchased during the year ended December 31, 2023. As of December 31, 2023, $77.0 million remained available under our Repurchase Program.

As of and December 31, 2023 and 2022, 114,828,896 and 112,091,756 shares of common stock were issued and outstanding for accounting purposes, respectively.

20.NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(2,388)	$(5,694)	$(62,348)
Denominator:
Weighted-average common shares outstanding
Basic	112,899,586	113,245,421	110,644,366
Diluted	112,899,586	113,245,421	110,644,366
Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.05)	$(0.56)
Diluted	$(0.02)	$(0.05)	$(0.56)

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net loss per share because the effect was anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Restricted stock awards	697,822	1,904,037	5,909,089
Restricted stock units	188,548	202,622	106,917
Stock options	1,702,316	1,757,336	39
Stock appreciation rights	491,386	—	—

21.RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI rendered services to the Company, for which the cost was capitalized as internal-use software. A co-founder of BrightAI Services served on the Company’s Board of Directors from December 9, 2020 until his resignation on February 21, 2024. During the years ended December 31, 2023, 2022 and 2021, the Company incurred $2.0 million, $0.2 million, and $2.1 million, respectively, associated with services performed by BrightAI, which is recorded as construction in progress within property and equipment, net on the consolidated balance sheets as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company had accounts payable to BrightAI of $0.0 million and $0.4 million, respectively.

Expense Reimbursement

The Company entered into a Stockholders’ Agreement with the Sponsor and Wynnchurch Capital, L.P. on April 27, 2021. The Stockholders’ Agreement requires the Company to reimburse the Sponsor and Wynnchurch Capital, L.P. the reasonable out-of-pocket costs and expenses in connection with monitoring and overseeing their investment in the Company.

The Company did not have any material transactions with the Sponsor or Wynnchurch Capital, L.P. during the years ended December 31, 2023, 2022 and 2021.

22.GEOGRAPHIC INFORMATION

Net sales by geography is based on the delivery address of the customer as specified in purchase order. Net sales by geographic area was as follows (in thousands):

	December 31,
	2023	2022	2021
Net sales
United States	$475,024	$558,827	$491,870
Canada	58,443	91,579	98,662
Australia	22,534	25,827	25,216
New Zealand	6,030	9,346	8,055
Other	4,461	10,157	6,653
Total	$566,492	$695,736	$630,456

Our long-lived assets by geographic area, which consist of property and equipment, net were as follows (in thousands):

	December 31,
	2023	2022
Long-lived assets
United States	$68,148	$62,598
Canada	39,469	29,638
Australia	3,980	4,173
New Zealand	1,417	1,775
Total	$113,014	$98,184

23.CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Latham Group, Inc.

(Parent Company Only)

Condensed Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Investment in subsidiary	$399,200	$382,790
Total assets	$399,200	$382,790
Liabilities and Stockholders’ Equity
Total liabilities	$—	$—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both December 31, 2023 and December 31, 2022; no shares issued and outstanding as of both December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 114,871,782 and 114,667,975 shares issued and outstanding, as of December 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	459,684	440,880
Accumulated deficit	(56,956)	(54,568)
Accumulated other comprehensive loss	(3,539)	(3,533)
Total stockholders’ equity	399,200	382,790
Total liabilities and stockholders’ equity	$399,200	$382,790

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

Condensed Statements of Operations

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2023	2022	2021
Equity in net loss of subsidiary	$(2,388)	$(5,694)	$(62,348)
Net loss attributable to common stockholders	$(2,388)	$(5,694)	$(62,348)
Net loss per share
Net loss per share attributable to common stockholders – basic and diluted
Basic	$(0.02)	$(0.05)	$(0.56)
Diluted	$(0.02)	$(0.05)	$(0.56)
Weighted-average common shares outstanding – basic and diluted
Basic	112,899,586	113,245,421	110,644,366
Diluted	112,899,586	113,245,421	110,644,366

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

Condensed Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Net loss	$(2,388)	$(5,694)	$(62,348)
Equity in other comprehensive loss of subsidiary	(6)	(3,903)	(1,984)
Comprehensive loss	$(2,394)	$(9,597)	$(64,332)

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(2,388)	$(5,694)	$(62,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of subsidiary	2,388	5,694	62,348
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Distribution from subsidiary	—	23,038	—
Investment in subsidiary	—	—	(117,626)
Net cash provided by (used in) investing activities	—	23,038	(117,626)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	—	399,264
Proceeds from issuance of common stock	—	257,663	—
Repurchase and retirement of common stock	—	(280,701)	(281,638)
Net cash (used in) provided by financing activities	—	(23,038)	117,626
Net increase in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements of Registrant (Parent Company Only)

1.Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. Latham Group, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. Under the terms of the New Credit Agreement entered into by the Latham Pool Products, a wholly owned subsidiary of LIMC, which itself is a wholly owned subsidiary of Latham Group, Inc., Latham Pool Products is restricted from making dividend payments, loans or advances to Latham Group, Inc., unless certain conditions are met. As of December 31, 2023 and 2022, substantially all of the consolidated net assets of Latham Pool Products are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013)”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information

Form of Equity Award Agreement

On March 4, 2024, the Compensation Committee approved a new Form of Performance Stock Unit Award Agreement for grants of performance stock units under the Latham Group, Inc. 2021 Omnibus Incentive Plan, which is attached hereto as Exhibit 10.20 and is incorporated herein by reference. The new form of equity award agreement was used for a portion of the annual equity awards to executive officers on March 4, 2024.

Rule 10b5-1 Plans

During the three months ended December 31, 2023, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our definitive proxy statement to be filed in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal One: Election of Class III Directors,” “Board of Directors and Corporate Governance – Class I Directors—Term Expiring at the 2025 Annual Meeting,” “Board of Directors and Corporate Governance – Class II Directors—Term Expiring at the 2026 Annual Meeting,” “Board of Directors and Corporate Governance – Board Committees – Audit Committee,” “Board of Directors and Corporate Governance – Key Governance Policies – Code of Business Conduct and Ethics,” “Executive Officers” and “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Director Compensation” and “Named Executive Officer Compensation Tables.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Board of Directors and Corporate Governance – Director Independence” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this item is set forth under the following caption in our Proxy Statement, which is incorporated herein by reference: “Other Audit Committee Matters.”

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
2.1#

Merger Agreement by and between Latham Group, Inc. and Latham Investment Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

3.1

Amended and Restated Certificate of Incorporation of Latham Group, Inc. (incorporated by reference to Exhibit 3.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

3.2

Amended and Restated Bylaws of Latham Group, Inc. (incorporated by reference to Exhibit 3.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 10, 2022 (File No. 001-40358)).

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
10.6†

Retirement Agreement by and between J. Mark Borseth and Latham Pool Products, Inc., dated June 12, 2022 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022 (File No. 001-40358))

10.7†

Employment Agreement by and between J. Mark Borseth and Latham Group, Inc., dated February 6, 2023 (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the Commission on February 6, 2023 (File No. 001-40358))

10.8†

Amendment to Employment Agreement, by and between J. Mark Borseth and Latham Group, Inc., dated July 24, 2023 (incorporated by reference to Exhibit 10.4 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.9†

Offer Letter, by and between Oliver C. Gloe and Latham Pool Products, Inc., dated October 20, 2023 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 24, 2023 (File No. 001- 40358))

10.10†

Form of Amendment to Employment Agreement (Specified Executive Officers) (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.11†

Form of Offer Letter (Specified Executive Officers) (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.12†

Latham Pool Products, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Current Report on Form 8-K filed on July 25, 2023 with the SEC (File No. 001-40358)).

10.13†

Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.14†

First Amendment to the Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2023 (File No. 001-40358))

10.15†

Form of Nonqualified Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.16†

Form of Restricted Stock Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.17†

Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.18†

Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023 (incorporated by reference to Exhibit 10.14 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

10.19†

Form of Stock Appreciation Right Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023 (incorporated by reference to Exhibit 10.15 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

10.20†*	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (filed herewith)

Exhibit Number	Exhibit Description
10.21†

Latham Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.16 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

10.22†

Form of Latham Group, Inc. Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.17 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

21.1*	Subsidiaries of the registrant (filed herewith)
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith)
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a) (filed herewith)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1*	Policy for the Recovery of Erroneously Awarded Compensation
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

Date       March 13, 2024

LATHAM GROUP, INC.

/s/ Scott Rajeski
Scott Rajeski
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott M. Rajeski	Chief Executive Officer and President; Director	March 13, 2024
Scott M. Rajeski	(Principal Executive Officer)

/s/ Oliver C. Gloe	Chief Financial Officer	March 13, 2024
Oliver C. Gloe	(Principal Financial Officer)

/s/ Suraj Kunchala	Vice President and Controller	March 13, 2024
Suraj Kunchala	(Principal Accounting Officer)

/s/ James E. Cline	Director	March 13, 2024
James E. Cline, Chairman

/s/ Brian Pratt	Director	March 13, 2024
Brian Pratt

/s/ DeLu Jackson	Director	March 13, 2024
DeLu Jackson

/s/ Robert D. Evans	Director	March 13, 2024
Robert D. Evans

/s/ Mark P. Laven	Director	March 13, 2024
Mark P. Laven

/s/ Suzan Morno-Wade	Director	March 13, 2024
Suzan Morno-Wade
/s/ William M. Pruellage	Director	March 13, 2024
William M. Pruellage