Form 10-Q
period 2024-03-30
Latham Group, Inc.
filed 2024-05-08
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

As of May 3, 2024, 115,572,774 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$43,811	$102,763
Trade receivables, net	73,944	30,407
Inventories, net	95,151	97,137
Income tax receivable	1,411	983
Prepaid expenses and other current assets	6,996	7,327
Total current assets	221,313	238,617
Property and equipment, net	112,795	113,014
Equity method investment	26,341	25,940
Deferred tax assets	7,310	7,485
Operating lease right-of-use assets	28,696	30,788
Goodwill	130,987	131,363
Intangible assets, net	275,876	282,793
Other assets	5,294	5,003
Total assets	$808,612	$835,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,022	$17,124
Accounts payable – related party	—	8
Current maturities of long-term debt	3,250	21,250
Current operating lease liabilities	6,823	7,133
Accrued expenses and other current liabilities	35,781	40,691
Total current liabilities	70,876	86,206
Long-term debt, net of discount, debt issuance costs, and current portion	279,531	279,951
Deferred income tax liabilities, net	40,088	40,088
Non-current operating lease liabilities	22,963	24,787
Other long-term liabilities	3,386	4,771
Total liabilities	$416,844	$435,803
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both March 30, 2024 and December 31, 2023; no shares issued and outstanding as of both March 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of March 30, 2024 and December 31, 2023; 115,389,689 and 114,871,782 shares issued and outstanding, as of March 30, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	460,927	459,684
Accumulated deficit	(64,820)	(56,956)
Accumulated other comprehensive loss	(4,350)	(3,539)
Total stockholders’ equity	391,768	399,200
Total liabilities and stockholders’ equity	$808,612	$835,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Net sales	$110,629	$137,719
Cost of sales	80,040	104,349
Gross profit	30,589	33,370
Selling, general, and administrative expense	26,250	33,057
Amortization	6,412	6,632
Loss from operations	(2,073)	(6,319)
Other expense:
Interest expense, net	4,982	10,804
Other expense, net	1,586	210
Total other expense, net	6,568	11,014
Earnings from equity method investment	1,309	37
Loss before income taxes	(7,332)	(17,296)
Income tax expense (benefit)	532	(2,928)
Net loss	$(7,864)	$(14,368)
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.13)
Diluted	$(0.07)	$(0.13)
Weighted-average common shares outstanding – basic and diluted
Basic	115,038,929	112,102,198
Diluted	115,038,929	112,102,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Net loss	$(7,864)	$(14,368)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(811)	(144)
Total other comprehensive loss, net of tax	(811)	(144)
Comprehensive loss	$(8,675)	$(14,512)

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

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2023	114,871,782	$11	$459,684	$(56,956)	$(3,539)	$399,200
Net loss	—	—	—	(7,864)	—	(7,864)
Foreign currency translation adjustments	—	—	—	—	(811)	(811)
Issuance of common stock upon release of restricted stock units	517,907	—	—	—	—	—
Stock-based compensation expense	—	—	1,243	—	—	1,243
Balances at March 30, 2024	115,389,689	$11	$460,927	$(64,820)	$(4,350)	$391,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	March 30,	April 1,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,864)	$(14,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,374	9,258
Amortization of deferred financing costs and debt discount	430	430
Non-cash lease expense	1,780	1,877
Change in fair value of interest rate swaps	(1,804)	4,866
Stock-based compensation expense	1,243	6,769
Bad debt expense	1,299	1,700
Other non-cash, net	1,757	860
Earnings from equity method investment	(1,309)	(37)
Distributions received from equity method investment	908	—
Changes in operating assets and liabilities:
Trade receivables	(44,895)	(55,286)
Inventories	1,648	15,615
Prepaid expenses and other current assets	467	(593)
Income tax receivable	(428)	(2,816)
Other assets	(146)	(1,225)
Accounts payable	8,179	20,947
Accrued expenses and other current liabilities	(5,987)	(3,190)
Other long-term liabilities	(164)	717
Net cash used in operating activities	(34,512)	(14,476)
Cash flows from investing activities:
Purchases of property and equipment	(5,345)	(9,942)
Net cash used in investing activities	(5,345)	(9,942)
Cash flows from financing activities:
Payments on long-term debt borrowings	(18,813)	(813)
Proceeds from borrowings on revolving credit facility	—	48,000
Repayments of finance lease obligations	(189)	(101)
Net cash (used in) provided by financing activities	(19,002)	47,086
Effect of exchange rate changes on cash	(93)	(278)
Net (decrease) increase in cash	(58,952)	22,390
Cash at beginning of period	102,763	32,626
Cash at end of period	$43,811	$55,016
Supplemental cash flow information:
Cash paid for interest	$9,513	$5,123
Income taxes paid, net	39	637
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$426	$5,849
Capitalized internal-use software included in accounts payable – related party	—	359
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	198	1,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS

Latham Group, Inc. (the “Company”) wholly owns Latham Pool Products, Inc. (“Latham Pool Products”) (together, “Latham”), a designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. Latham offers a portfolio of in-ground swimming pools and related products, including pool liners and pool covers.

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

Prior to the closing of the Company’s IPO, the Company’s parent entity, Latham Investment Holdings, L.P., merged with and into Latham Group, Inc.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 30, 2024 and for the fiscal quarters ended March 30, 2024 and April 1, 2023, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2023 included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 13, 2024 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter ended March 30, 2024 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2024 or other interim periods thereof.

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

Seasonality

Although the Company generally has demand for its products throughout the fiscal year, its business is seasonal and weather is one of the principal external factors affecting the business. Historically, net sales and net income are highest (or net loss is lowest) during the second and third fiscal quarters, representing the peak months of swimming pool use, pool installation, and remodeling and repair activities. Severe weather may also affect net sales in all periods.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful analysis. For all entities, ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2023-07 and its potential impact on the notes to the condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), in an effort to enhance the transparency and decision usefulness of income tax disclosures. For all entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively with retrospective application permitted. Early adoption is also permitted. The Company is currently evaluating ASU 2023-09 and its potential impact on the notes to the condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which improves financial reporting by providing clarity on when an entity should apply the scope guidance in paragraph 718-10-15-3. For all public entities, ASU 2024-01 is effective for fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2024-01 and its potential impact on the notes to the condensed consolidated financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the fiscal quarters ended March 30, 2024 and April 1, 2023.

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

	March 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$282,781	$277,832	$301,201	$289,153

Interest rate swap

The Company estimates the fair value of interest rate swaps (see Note 6) on a fiscal quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of March 30, 2024 and December 31, 2023, the fair value of the Company’s interest rate swap was an asset of $0.6 million and a liability of $1.2 million, respectively, which were recorded within other assets and other long-term liabilities on the condensed consolidated balance sheets, respectively.

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of March 30, 2024 and as of December 31, 2023 was $131.0 million and $131.4 million, respectively. The change in the carrying value during the fiscal quarter ended March 30, 2024 was solely because of fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of March 30, 2024 consisted of the following (in thousands):

	March 30, 2024
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(251)	$31,233	$116,616
Patented technology	16,126	(4)	9,111	7,011
Technology	13,000	—	2,023	10,977
Pool designs	13,628	(124)	3,207	10,297
Franchise relationships	1,187	—	1,187	—
Dealer relationships	197,376	(1)	66,400	130,975
Order backlog	1,600	—	1,600	—
Non-competition agreements	2,476	—	2,476	—
	$393,493	$(380)	$117,237	$275,876

The Company recognized $6.4 million of amortization expense related to intangible assets during the fiscal quarter ended March 30, 2024. The Company recognized $6.6 million of amortization expense related to intangible assets during the fiscal quarter ended April 1, 2023.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five years and thereafter (in thousands):

Estimated Future
Amortization
Year Ended	Expense
Remainder of fiscal year 2024	$19,282
2025	25,551
2026	25,551
2027	25,551
2028	24,593
Thereafter	155,348
$275,876

5. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	March 30, 2024	December 31, 2023
Raw materials	$53,145	$55,081
Finished goods	42,006	42,056
	$95,151	$97,137

6. LONG-TERM DEBT

The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	March 30, 2024	December 31, 2023
Term Loan	$290,500	$309,313
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(7,719)	(8,112)
Total debt	282,781	301,201
Less: Current portion of long-term debt	(3,250)	(21,250)
Total long-term debt	$279,531	$279,951

On February 23, 2022, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “Term Loan”) in an initial principal amount of $325.0 million.

As of March 30, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

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

The Company is required to meet certain financial covenants in connection with the Revolving Credit Facility, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s and its subsidiaries’ ability to incur additional indebtedness, create liens, make investments, consolidate, or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness, make dividend payments, loans, or advances to the Company, declare dividends and make restricted payments and other distributions.

As of March 30, 2024, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.

Term Loan

The Term Loan matures on February 23, 2029. The Term Loan bears interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. The Term Loan is subject to scheduled quarterly amortization payments of $812,500, equal to 0.25% of the initial principal amount of the Term Loan. The Credit Agreement contains customary mandatory prepayment provisions for the Term Loan, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales, and casualty and condemnation events, in each case, subject to customary exceptions.

During the quarter ended March 30, 2024, the Company made a payment of $18.0 million.

Outstanding borrowings as of March 30, 2024 were $282.8 million, net of unamortized discount and debt issuance costs of $7.7 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of March 30, 2024, the unamortized debt issuance costs and discount on the Term Loan were $4.3 million and $3.4 million, respectively. The effective interest rate was 9.89% at March 30, 2024, including the impact of the Company’s interest rate swaps.

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

Debt Maturities

Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow, are as follows (in thousands):

Year Ended	Term Loan
Remainder of fiscal year 2024	$2,438
2025	3,250
2026	3,250
2027	3,250
2028	3,250
Thereafter	275,062
$290,500

Guarantees

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

7. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Balance at the beginning of the fiscal year	$3,161	$3,990
Adjustments to reserve	537	354
Less: Settlements made (in cash or in kind)	(679)	(761)
Balance at the end of the fiscal quarter	$3,019	$3,583

8. LEASES

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

The components of lease expense for the fiscal quarters ended March 30, 2024 and April 1, 2023 were as follows (in thousands):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Operating lease expense	$2,163	$2,351
Finance lease amortization of assets	212	109
Finance lease interest on lease liabilities	84	52
Short-term lease expense	56	54
Variable lease expense	158	327
Total lease expense	$2,673	$2,893

Operating and finance lease right-of-use assets and lease-related liabilities as of March 30, 2024 and December 31, 2023 were as follows (in thousands):

	March 30, 2024	December 31, 2023	Classification

Lease right-of-use assets:
Operating leases	$28,696	$30,788	Operating lease right-of-use assets
Finance leases	3,887	3,912	Other assets
Total lease right-of-use assets	$32,583	$34,700

Lease-related liabilities
Current
Operating leases	$6,823	$7,133	Current operating lease liabilities
Finance leases	782	746	Accrued expenses and other current liabilities
Non-current
Operating leases	22,963	24,787	Non-current operating lease liabilities
Finance leases	3,247	3,285	Other long-term liabilities
Total lease liabilities	$33,815	$35,951

The table below presents supplemental information related to leases as of March 30, 2024 and December 31, 2023:

	March 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Finance leases	5.0	5.2
Operating leases	5.6	5.7
Weighted-average discount rate
Finance leases	8.2%	8.2%
Operating leases	5.0%	5.1%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,794	$1,817

The following table summarizes maturities of operating lease liabilities as of March 30, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2024	$6,260	$813	$7,073
2025	7,309	1,030	8,339
2026	5,805	934	6,739
2027	4,097	858	4,955
2028	3,111	845	3,956
Thereafter	7,637	436	8,073
Total lease payments	34,219	4,916	39,135
Less: Interest	(4,433)	(886)	(5,319)
Present value of lease liability	$29,786	$4,030	$33,816

9. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
In-ground Swimming Pools	$59,832	$78,612
Covers	26,868	32,745
Liners	23,929	26,362
	$110,629	$137,719

10. INCOME TAXES

The effective income tax rate for the fiscal quarter ended March 30, 2024 was (7.2)% compared to 16.9% for the fiscal quarter ended April 1, 2023. The differences between the U.S. federal statutory income tax rate and our effective income tax rates for the fiscal quarter ended March 30, 2024 and the fiscal quarter ended April 1, 2023 were primarily attributable to the discrete impact of stock compensation expense for which there is no associated tax benefit.

11. STOCKHOLDERS’ EQUITY

Repurchase Program

On May 10, 2022, the Board of Directors of the Company approved a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $100 million of the Company’s shares of common stock by May 2025. The Company may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. The Company is not obligated to repurchase any of its shares of its common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, the Company’s stock price, alternative uses of capital, the terms of the Company’s debt instruments, and other factors.

As of March 30, 2024, $77.0 million remained available for share repurchases pursuant to the Repurchase Program. The Company did not repurchase any shares of its common stock during the fiscal quarter ended March 30, 2024. The Company accounts for the excess of the repurchase price over the par value of shares acquired as a reduction to additional paid-in capital.

12. STOCK-BASED COMPENSATION

On April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Equity Incentive Plan (the “2021 Omnibus Equity Plan”), which became effective on April 22, 2021, upon pricing of its initial public offering. The 2021 Omnibus Equity Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other stock-based and cash-based awards. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the 2021 Omnibus Equity Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, is $750,000.

On May 2, 2023, at the 2023 annual meeting of stockholders of the Company, the stockholders approved the first amendment (the “First Amendment”) to the 2021 Omnibus Equity Plan, which was previously approved by the Board of Directors of the Company. The First Amendment became effective upon stockholder approval, and included an increase by 8,000,000 shares of the share pool, i.e. the maximum number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2021 Omnibus Equity Plan.

Except as amended by the First Amendment, the other terms of the 2021 Omnibus Equity Plan remain in full force and effect. Subsequent to the First Amendment, the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan is 21,170,212 shares.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Cost of sales	$—	$426
Selling, general, and administrative	1,243	6,343
	$1,243	$6,769

As of March 30, 2024, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $13.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the fiscal quarter ended March 30, 2024:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2024	42,886	$19.00
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 30, 2024	42,886	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the fiscal quarter ended March 30, 2024:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2024	2,235,479	$3.60
Granted	2,282,336	2.87
Vested	(411,301)	3.94
Forfeited	(85,392)	2.93
Outstanding at March 30, 2024	4,021,122	$3.17

Stock Options

The following table represents the Company’s stock option activity during the fiscal quarter ended March 30, 2024:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	1,554,294	$15.43
Granted	—	—
Exercised	—	—
Forfeited	(42,004)	16.92
Expired	(57,616)	17.78
Outstanding at March 30, 2024	1,454,674	$15.30	7.58	$—
Vested and expected to vest at March 30, 2024	1,454,674	$15.30	7.58	$—
Options exercisable at March 30, 2024	678,477	$16.10	7.38	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock Appreciation Rights

During the fiscal quarter ended April 1, 2023, as a portion of the annual equity award grants to the Company’s executive officers, the Compensation Committee of the Board of Directors approved stock appreciation rights for an aggregate of 790,181 shares of the Company’s common stock, with a strike price of $3.24 per share. At the time of such approval, the Company did not have enough shares of the Company’s common stock in the share pool under the 2021 Omnibus Equity Plan to support such grant. As of April 1, 2023, the contingent grant of stock appreciation rights remained subject to stockholder approval of the First Amendment. On May 2, 2023, following stockholder approval of the First Amendment, the foregoing stock appreciation right awards became effective without condition.

The following table represents the Company’s stock appreciation rights activity during the fiscal quarter ended March 30, 2024:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	755,802	$3.16
Granted	—	—
Exercised	—	—
Forfeited	(49,342)	3.24
Outstanding at March 30, 2024	706,460	$3.15	9.13	$569,296
Vested and expected to vest at March 30, 2024	706,460	$3.15	9.13	$569,296
Stock appreciation rights exercisable at March 30, 2024	161,893	$3.24	9.09	$116,563

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

No stock appreciation rights were granted under this plan during the fiscal quarter ended March 30, 2024.

Performance Stock Units

During the fiscal quarter ended March 30, 2024 the Compensation Committee of the Board of Directors approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s executive officers for an aggregate of 427,145 shares of the Company’s common stock.

The PSUs will be earned at 0% to 200% of the target PSUs (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target and maximum performance) based on the Company’s achievement of Adjusted EBITDA, as defined in the award agreement, over a one-year performance period ending December 31, 2024. Any earned PSUs cliff vest on the third anniversary of the grant date. Adjusted EBITDA is considered a performance condition and the grant date fair value corresponds with management’s expectation of the probable outcome of the performance condition as of the grant date. The grant date fair value is determined based on the fair market value of the Company’s stock at market close on the grant date multiplied by the target number of shares subject to the award. The probability of achieving the performance criteria is assessed quarterly during the performance period. Compensation expense related to unvested PSUs is recognized ratably over the service period.

The following table represents the Company’s PSU activity during the fiscal quarter ended March 30, 2024:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2024	—	$—
Granted	427,145	2.87
Adjustment for expected performance achievement (1)	—	—
Forfeited	—	—
Outstanding at March 30, 2024 (2)	427,145	$2.87

(1)	Represents the adjustment to previously granted PSUs based on performance expectations as of the end of each respective fiscal year.
(2)	An additional 427,145 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs outstanding as of March 30, 2024.

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Numerator:
Net loss attributable to common stockholders	$(7,864)	$(14,368)
Denominator:
Weighted-average common shares outstanding
Basic	115,038,929	112,102,198
Diluted	115,038,929	112,102,198
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.13)
Diluted	$(0.07)	$(0.13)

As of March 30, 2024 and December 31, 2023, 115,346,803 and 114,828,896 shares of common stock were issued and outstanding for accounting purposes, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net loss per share because the effect was anti-dilutive:

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Restricted stock awards	42,886	2,576,219
Restricted stock units	24,146	500,751
Stock options	1,521,158	1,886,497
Stock appreciation rights	657,999	—
Performance stock units	75,937	—

14. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI Corporation (“BrightAI”) has rendered services to the Company, for which the cost has been capitalized as internal-use software. A co-founder of BrightAI Services served on the Company’s Board of Directors from December 9, 2020 until his resignation on February 21, 2024. In December 2022, the Company executed an additional agreement with BrightAI for the provision of hardware to run the technology developed by BrightAI and the Company. The Company had no material transactions with BrightAI during the quarters ended March 30, 2024 and April 1, 2023. As of December 31, 2023, the Company had no accounts payable related to BrightAI.

15. RESTRUCTURING COSTS

During the second and third fiscal quarters of 2023, the Company initiated an additional plan focused on efforts to improve efficiencies and decrease costs. The plan involved a reduction in the Company’s workforce as well as closures of various manufacturing facilities. The Company had an exit or disposal cost related liability of $0.1 million as of March 30, 2024 and $0.2 million as of December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2024 (the “Annual Report”).

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, the implementation of our cost reduction plans and expected annualized cost savings, the implementation of our digital transformation and lean manufacturing activities, a potential non-cash impairment charge for goodwill, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report and as described in other subsequent reports we file or furnish with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. For similar reasons, our past results may not be a reliable indicator of future performance and trends. We encourage you to read this report and our other filings with the SEC carefully. You also should be aware that these risk factors and other information do not describe every risk that we face. New emerging risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.

These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report on Form 10-Q or the date specified herein, and we have based these forward-looking statements on our current expectations and projections about future events and trends. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. Our forward-looking statements further do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

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

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool liners, and pool covers.

Recent Developments

Highlights for the fiscal quarter ended March 30, 2024

●	Decrease in net sales of 19.7%, or $27.1 million, to $110.6 million for the fiscal quarter ended March 30, 2024, compared to $137.7 million for the fiscal quarter ended April 1, 2023.
●	Decrease in net loss of $6.5 million to $7.9 million and representing a 7.1% net loss margin for the fiscal quarter ended March 30, 2024, compared to net loss of $14.4 million for the fiscal quarter ended April 1, 2023.
●	Increase in Adjusted EBITDA (as defined below) of $1.3 million to $12.3 million for the fiscal quarter ended March 30, 2024, compared to $11.0 million for the fiscal quarter ended April 1, 2023.

Business Update

Ongoing macroeconomic challenges have impacted and are expected to continue to impact consumer spending and demand. As anticipated, this resulted in a decline in U.S. new in-ground residential pool installations in the first quarter of 2024, mainly driven by lower packaged pool demand. Fiberglass products continue to show strength relative to packaged pools.

We continue to make progress executing our strategy to drive adoption and awareness of fiberglass pools and automatic safety covers and gain additional operating efficiencies through value engineering and lean manufacturing initiatives. We continue to take a disciplined approach to capital investments, with the focus on the completion of previously announced projects such as our recent multi-year capital plan to invest in our facilities.

We have responded to economic uncertainty by implementing cost reduction programs and lean manufacturing initiatives that structurally reduce our cost basis, while maintaining capacity. We expect to realize an additional $4.8 million of annualized savings during 2024 from plans initiated in the second and third quarters of 2023, with $2.7 million realized in the first quarter and the remainder expected to be realized in the second quarter.

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

Our gross profit is primarily variable in nature and generally follows changes in net sales. The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of other companies. As a result, our gross profit and gross margin may not be comparable to similar data made available by other companies.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board of Directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our incentive compensation plans, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) the Odessa fire and other such unusual events and (xi) other.

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

Results of Operations

Fiscal Quarter Ended March 30, 2024 Compared to Fiscal Quarter Ended April 1, 2023

The following table summarizes our results of operations for the fiscal quarter ended March 30, 2024 and April 1, 2023 (dollars in thousands):

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change in %
	March 30, 2024	Sales	April 1, 2023	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$110,629	100.0%	$137,719	100.0%	$(27,090)	0.0%
Cost of sales	80,040	72.3%	104,349	75.8%	(24,309)	(3.5)%
Gross profit	30,589	27.7%	33,370	24.2%	(2,781)	3.5%

Selling, general, and administrative expense	26,250	23.8%	33,057	24.0%	(6,807)	(0.2)%
Amortization	6,412	5.8%	6,632	4.8%	(220)	1.0%
Loss from operations	(2,073)	(1.9)%	(6,319)	(4.6)%	4,246	2.7%
Other expense:
Interest expense, net	4,982	4.5%	10,804	7.8%	(5,822)	(3.3)%
Other expense, net	1,586	1.4%	210	0.1%	1,376	1.3%
Total other expense, net	6,568	5.9%	11,014	8.0%	(4,446)	(2.0)%
Earnings from equity method investment	1,309	1.2%	37	0.0%	1,272	1.2%
Loss before income taxes	(7,332)	(6.6)%	(17,296)	(12.6)%	9,964	6.0%
Income tax expense (benefit)	532	0.5%	(2,928)	(2.1)%	3,460	2.6%
Net loss	$(7,864)	(7.1)%	$(14,368)	(10.4)%	$6,504	3.3%
Adjusted EBITDA(a)	$12,293	11.1%	$11,033	8.0%	$1,260	3.1%

(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $110.6 million for the fiscal quarter ended March 30, 2024, compared to $137.7 million for the fiscal quarter ended April 1, 2023. The $27.1 million, or 19.7%, decrease in net sales was due to a $25.8 million decrease in sales volume and a $1.3 million decrease from lower pricing. The sales volume decrease was primarily driven by continued difficult economic conditions, lower backlog entering the year and normalized seasonality. The decrease in total net sales of $27.1 million across our product lines consisted of $18.8 million for in-ground swimming pools, $5.9 million for pool covers and $2.4 million for pool liners.

Cost of Sales and Gross Margin

Cost of sales was $80.0 million for the fiscal quarter ended March 30, 2024, compared to $104.3 million for the fiscal quarter ended April 1, 2023. The $24.3 million, or 23.3%, decrease in cost of sales was primarily the result of the decrease in fixed cost leverage and sales volume and a $0.4 million decrease in non-cash stock-based compensation expense. Gross margin increased by 3.5%, to 27.7% of net sales for the fiscal quarter ended March 30, 2024, compared to 24.2% of net sales for the fiscal quarter ended April 1, 2023. The 3.5% increase in gross margin was primarily driven by our improved cost structure, increased productivity associated with ongoing lean and value engineering efforts and lower material costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $26.3 million for the fiscal quarter ended March 30, 2024, compared to $33.1 million for the fiscal quarter ended April 1, 2023, and decreased as a percentage of net sales by 0.2%. The $6.8 million, or 20.6%, decrease in selling, general, and administrative expense was primarily driven by a $5.1 million decrease in non-cash stock-based compensation expense, lower headcount and reduced expenses.

Amortization

Amortization was $6.4 million for the fiscal quarter ended March 30, 2024, compared to $6.6 million for the fiscal quarter ended April 1, 2023. The $0.2 million, or 3.3%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the fiscal year ended December 31, 2023.

Interest Expense, net

Interest expense, net was $5.0 million for the fiscal quarter ended March 30, 2024, compared to $10.8 million for the fiscal quarter ended April 1, 2023. The $5.8 million, or 53.9%, decrease in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the fiscal quarter ended April 1, 2023, partially offset by a higher effective interest rate on lower total borrowings.

Other Expense, Net

Other expense, net was $1.6 million for the fiscal quarter ended March 30, 2024, compared to $0.2 million for fiscal quarter ended April 1, 2023. The $1.4 million increase in other expense was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $1.3 million for the fiscal quarter ended March 30, 2024, compared to less than $0.1 million for the fiscal quarter ended April 1, 2023, because of the financial performance of Premier Pools & Spa.

Income Tax Expense (Benefit)

Income tax expense was $0.5 million for the fiscal quarter ended March 30, 2024, compared to income tax benefit of $(2.9) million for the fiscal quarter ended April 1, 2023. Our effective tax rate was (7.2)% for the fiscal quarter ended March 30, 2024, compared to 16.9% for the fiscal quarter ended April 1, 2023. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended March 30, 2024 and April 1, 2023 was primarily attributable to the discrete impact of stock-based compensation expense and foreign income.

Net Loss

Net loss was $7.9 million for the fiscal quarter ended March 30, 2024, compared to $14.4 million for the fiscal quarter ended April 1, 2023. The $6.5 million, or 45.3%, decrease in net loss was primarily because of the factors described above.

Net Loss Margin

Net loss margin was 7.1% for the fiscal quarter ended March 30, 2024, compared to 10.4% for the fiscal quarter ended April 1, 2023. The 3.3% decrease in net loss margin was driven by a $6.5 million decrease in net loss, compared to the fiscal quarter ended April 1, 2023 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $12.3 million for the fiscal quarter ended March 30, 2024, compared to $11.0 million for the fiscal quarter ended April 1, 2023. The $1.3 million, or 11.4%, increase in Adjusted EBITDA was primarily because of the increase in gross margin and the reduction in selling, general and administrative expenses, partially offset by the decrease in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 11.1% for the fiscal quarter ended March 30, 2024, compared to 8.0% for the fiscal quarter ended April 1, 2023. The 3.1% increase in Adjusted EBITDA margin was primarily because of a $1.3 million increase in Adjusted EBITDA and a $27.1 million decrease in net sales, compared to the fiscal quarter ended April 1, 2023, which were impacted by the factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board of Directors to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our incentive compensation plans, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, (iii) income tax (benefit) expense, (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) the Odessa fire and other such unusual events and (xi) other.

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

The following table provides a reconciliation of our net loss to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023

	(dollars in thousands)
Net loss	$(7,864)	$(14,368)
Depreciation and amortization	10,375	9,258
Interest expense, net	4,982	10,804
Income tax expense (benefit)	532	(2,928)
Loss on sale and disposal of property and equipment	12	8
Restructuring charges(a)	318	519
Stock-based compensation expense(b)	1,243	6,769
Unrealized losses on foreign currency transactions(c)	1,584	730
Strategic initiative costs(d)	1,123	1,067
Acquisition and integration related costs(e)	—	11
Odessa fire(f)	—	(864)
Other(g)	(12)	27
Adjusted EBITDA	$12,293	$11,033
Net sales	$110,629	$137,719
Net loss margin	(7.1)%	(10.4)%
Adjusted EBITDA margin	11.1%	8.0%
(a)	Represents costs related to a cost reduction plan that includes severance and other costs for our executive management changes and additional costs related to our cost reduction plans, which include further actions to reduce our manufacturing overhead by reducing headcount in addition to facility shutdowns.
(b)	Represents non-cash stock-based compensation expense.
(c)	Represents unrealized foreign currency transaction losses associated with our international subsidiaries.
(d)	Represents fees paid to external consultants and other expenses for our strategic initiatives.
(e)	Represents acquisition and integration costs as well as other costs related to potential transactions.
(f)	Represents costs incurred and insurance recoveries related to a production facility fire in Odessa, Texas.
(g)	Other costs consist of other discrete items as determined by management, primarily including: (i) fees paid to external advisors for various matters and (ii) other items.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, borrowings under our credit facilities, and the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions or investments we may undertake, and any share repurchases we may make. As of March 30, 2024, we had $43.8 million of cash, $282.8 million of outstanding indebtedness and an additional $75.0 million of borrowing availability under our Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the fiscal year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to investments in lean manufacturing and value engineering, including production capacity, diversifying our product offerings, storage, and delivery equipment. We are in the midst of a multi-year capital plan to invest in our facilities, technology, and systems.

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

As of March 30, 2024, we were in compliance with all covenants under the Revolving Credit Facility and the Term Loan.

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

As of March 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

As of March 30, 2024, we had $282.8 million of outstanding borrowings under the Term Loan.

Share Repurchase Program

On May 10, 2022, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorizes us to repurchase up to $100 million of our shares of common stock by May 2025. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our outstanding shares under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. We did not repurchase any shares of our common stock during the fiscal quarter ended March 30, 2024. As of March 30, 2024, $77.0 million remained available for share repurchases pursuant to our Repurchase Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023

	(in thousands)
Net cash used in operating activities	$(34,512)	$(14,476)
Net cash used in investing activities	(5,345)	(9,942)
Net cash (used in) provided by financing activities	(19,002)	47,086
Effect of exchange rate changes on cash	(93)	(278)
Net (decrease) increase in cash	$(58,952)	$22,390

Operating Activities

During the fiscal quarter ended March 30, 2024, operating activities used $34.5 million of cash. Net loss, after adjustments for non-cash items, provided cash of $6.8 million. Cash used in operating activities was driven by changes in our operating assets and liabilities of $41.3 million. Net cash used by changes in our operating assets and liabilities for the fiscal quarter ended March 30, 2024 consisted primarily of a $44.9 million increase in trade receivables, a $6.0 million decrease in accrued expenses and other current liabilities, a $0.4 million increase in income tax receivable, a $0.2 million decrease in other long-term liabilities and a $0.1 million increase in other assets, partially offset by a $8.2 million increase in accounts payable, a $1.6 million decrease in inventories and a $0.5 million decrease in prepaid expenses and other current assets. The change in trade receivables was primarily driven by the timing of net sales. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments.

During the fiscal quarter ended April 1, 2023, operating activities used $14.5 million of cash. Net loss, after adjustments for non-cash items, provided cash of $11.4 million. Cash used in operating activities was driven by changes in our operating assets and liabilities of $25.8 million. Net cash used by changes in our operating assets and liabilities for the fiscal quarter ended April 1, 2023 consisted primarily of a $55.3 million increase in trade receivables, a $2.8 million increase in income tax receivable, a $1.2 million increase in other assets, a $0.6 million increase in prepaid expenses and other current assets, and a $3.2 million decrease in accrued expenses and other current liabilities, partially offset by a $15.6 million decrease in inventories, a $20.9 million increase in accounts payable, and a $0.7 million increase in other long-term liabilities. The change in trade receivables was primarily driven by the timing of net sales, and the decrease in inventories was primarily driven by efforts to meet demand outlook while maintaining lead times and service levels. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments.

Investing Activities

During the fiscal quarter ended March 30, 2024, investing activities used $5.3 million of cash, consisting of purchases of property and equipment for $5.3 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, the majority of which relates to finishing up carryover projects from the prior year.

During the fiscal quarter ended April 1, 2023, investing activities used $9.9 million of cash, consisting of purchases of property and equipment for $9.9 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

Financing Activities

During the fiscal quarter ended March 30, 2024, financing activities used $19.0 million of cash, primarily consisting of repayments on long-term debt borrowings of $18.8 million and repayments of finance lease obligations of $0.2 million.

During the fiscal quarter ended April 1, 2023, financing activities provided $47.1 million of cash, primarily consisting of borrowings on revolving credit facility of $48.0 million, partially offset by repayments on long-term debt borrowings of $0.8 million, and repayments of finance lease obligations of $0.1 million.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the fiscal quarter ended March 30, 2024 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities, and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Our critical accounting policies and estimates are described below and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and Note 2 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. These estimates are based on historical results, trends, and other assumptions we believe to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates.

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

If our assessment of qualitative factors indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a quantitative assessment is performed. We may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative analysis requires comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, there is an impairment of goodwill and an impairment loss is recorded. We calculate the impairment loss by comparing the fair value of the reporting unit less the carrying value, including goodwill. The maximum goodwill impairment is the carrying value of the goodwill.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

During the fiscal quarter ended March 30, 2024, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Interest Rate Risk

We entered into an additional interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, we fixed our SOFR borrowing rate on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes.

An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of March 30, 2024, would cause an increase or decrease to annual interest expense, net of approximately $1.3 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2024.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 30, 2024.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations and businesses, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended March 30, 2024. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report, the risk factors that materially affect our business, financial condition, and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report. You should carefully consider the risks, uncertainties, assumptions and other important factors set forth in the Annual Report and other subsequent reports we file or furnish with the SEC, including this Quarterly Report on Form 10-Q, any of which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. For similar reasons, our past results may not be a reliable indicator of future performance and trends. You also should be aware that these risk factors and other information do not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time, and we anticipate that subsequent events and developments will cause our views to change. In addition, these risks do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. Any of these known or emerging factors may materially adversely affect our business, financial condition, and operating results, as well as the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to $100.0 million of our shares of common stock by May 2025. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. As of March 30, 2024, $77.0 million remained available for share repurchases pursuant to the repurchase program. We did not repurchase any shares of our common stock during the fiscal quarter ended March 30, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the fiscal quarter ended March 30, 2024, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Latham Group, Inc. (incorporated by reference to Exhibit 3.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

3.2

Amended and Restated Bylaws of Latham Group, Inc. (incorporated by reference to Exhibit 3.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

10.1†

Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2024 (File No. 001-40358))

10.2*†	Latham Group, Inc. Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan.
*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date       May 8, 2024

LATHAM GROUP, INC.

/s/ Oliver C. Gloe
Oliver C. Gloe
Chief Financial Officer
(Principal Financial Officer)