Form 10-Q
period 2024-06-29
Latham Group, Inc.
filed 2024-08-07
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

As of August 2, 2024, 115,577,103 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 29,	December 31,
	2024	2023
Assets
Current assets:
Cash	$90,768	$102,763
Trade receivables, net	65,872	30,407
Inventories, net	83,668	97,137
Income tax receivable	1,648	983
Prepaid expenses and other current assets	9,428	7,327
Total current assets	251,384	238,617
Property and equipment, net	112,650	113,014
Equity method investment	24,920	25,940
Deferred tax assets	7,968	7,485
Operating lease right-of-use assets	26,993	30,788
Goodwill	131,178	131,363
Intangible assets, net	269,696	282,793
Other assets	5,237	5,003
Total assets	$830,026	$835,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,567	$17,124
Accounts payable – related party	—	8
Current maturities of long-term debt	3,250	21,250
Current operating lease liabilities	6,631	7,133
Accrued expenses and other current liabilities	41,692	40,691
Total current liabilities	78,140	86,206
Long-term debt, net of discount, debt issuance costs, and current portion	279,111	279,951
Deferred income tax liabilities, net	40,088	40,088
Non-current operating lease liabilities	21,449	24,787
Other long-term liabilities	3,107	4,771
Total liabilities	$421,895	$435,803
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both June 29, 2024 and December 31, 2023; no shares issued and outstanding as of both June 29, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of June 29, 2024 and December 31, 2023; 115,577,103 and 114,871,782 shares issued and outstanding, as of June 29, 2024 and December 31, 2023, respectively	12	11
Additional paid-in capital	463,027	459,684
Accumulated deficit	(51,541)	(56,956)
Accumulated other comprehensive loss	(3,367)	(3,539)
Total stockholders’ equity	408,131	399,200
Total liabilities and stockholders’ equity	$830,026	$835,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$160,122	$177,128	$270,751	$314,847
Cost of sales	107,100	126,895	187,140	231,244
Gross profit	53,022	50,233	83,611	83,603
Selling, general, and administrative expense	26,588	30,209	52,838	63,266
Amortization	6,428	6,635	12,840	13,267
Income from operations	20,006	13,389	17,933	7,070
Other expense:
Interest expense, net	6,013	4,486	10,995	15,290
Other expense (income), net	804	(1,036)	2,390	(826)
Total other expense, net	6,817	3,450	13,385	14,464
Earnings from equity method investment	532	660	1,841	697
Income (loss) before income taxes	13,721	10,599	6,389	(6,697)
Income tax expense	442	4,884	974	1,956
Net income (loss)	$13,279	$5,715	$5,415	$(8,653)
Net income (loss) per share attributable to common stockholders:
Basic	$0.12	$0.05	$0.05	$(0.08)
Diluted	$0.11	$0.05	$0.05	$(0.08)
Weighted-average common shares outstanding – basic and diluted
Basic	115,469,246	112,248,822	115,254,088	112,175,510
Diluted	117,023,112	112,692,543	116,472,164	112,175,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$13,279	$5,715	$5,415	$(8,653)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	983	(329)	172	(473)
Total other comprehensive income (loss), net of tax	983	(329)	172	(473)
Comprehensive income (loss)	$14,262	$5,386	$5,587	$(9,126)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2022	114,667,975	$11	$440,880	$(54,568)	$(3,533)	$382,790
Net loss	—	—	—	(14,368)	—	(14,368)
Foreign currency translation adjustments	—	—	—	—	(144)	(144)
Issuance of common stock upon release of restricted stock units	22,078	—	—	—	—	—
Stock-based compensation expense	—	—	6,769	—	—	6,769
Balances at April 1, 2023	114,690,053	$11	$447,649	$(68,936)	$(3,677)	$375,047

Net income	—	—	—	5,715	—	5,715
Foreign currency translation adjustments	—	—	—	—	(329)	(329)
Repurchase and retirement of common stock under repurchase program	(54,271)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	98,974	—	—	—	—	—
Stock-based compensation expense	—	—	5,764	—	—	5,764
Balances at July 1, 2023	114,734,756	$11	$453,413	$(63,221)	$(4,006)	$386,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2023	114,871,782	$11	$459,684	$(56,956)	$(3,539)	$399,200
Net loss	—	—	—	(7,864)	—	(7,864)
Foreign currency translation adjustments	—	—	—	—	(811)	(811)
Issuance of common stock upon release of restricted stock units	517,907	—	—	—	—	—
Stock-based compensation expense	—	—	1,243	—	—	1,243
Balances at March 30, 2024	115,389,689	$11	$460,927	$(64,820)	$(4,350)	$391,768

Net income	—	—	—	13,279	—	13,279
Foreign currency translation adjustments	—	—	—	—	983	983
Issuance of common stock upon release of restricted stock units	187,414	1	—	—	—	1
Stock-based compensation expense	—	—	2,100	—	—	2,100
Balances at June 29, 2024	115,577,103	$12	$463,027	$(51,541)	$(3,367)	$408,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Two Fiscal Quarters Ended
	June 29,	July 1,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,415	$(8,653)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,967	19,284
Amortization of deferred financing costs and debt discount	860	860
Non-cash lease expense	3,550	3,738
Change in fair value of interest rate swaps	(2,101)	2,930
Stock-based compensation expense	3,343	12,533
Bad debt expense	1,277	4,390
Other non-cash, net	1,731	1,166
Earnings from equity method investment	(1,841)	(697)
Distributions received from equity method investment	2,860	—
Changes in operating assets and liabilities:
Trade receivables	(36,831)	(37,276)
Inventories	13,139	38,902
Prepaid expenses and other current assets	(2,309)	(916)
Income tax receivable	(665)	(1,409)
Other assets	323	(392)
Accounts payable	9,817	8,935
Accrued expenses and other current liabilities	(1,181)	(6,882)
Other long-term liabilities	(443)	(224)
Net cash provided by operating activities	17,911	36,289
Cash flows from investing activities:
Purchases of property and equipment	(9,833)	(23,365)
Net cash used in investing activities	(9,833)	(23,365)
Cash flows from financing activities:
Payments on long-term debt borrowings	(19,625)	(1,625)
Proceeds from borrowings on revolving credit facility	—	48,000
Payments on revolving credit facilities	—	(48,000)
Repayments of finance lease obligations	(380)	(259)
Net cash used in financing activities	(20,005)	(1,884)
Effect of exchange rate changes on cash	(68)	(550)
Net (decrease) increase in cash	(11,995)	10,490
Cash at beginning of period	102,763	32,626
Cash at end of period	$90,768	$43,116
Supplemental cash flow information:
Cash paid for interest	$16,131	$11,247
Income taxes paid, net	2,581	1,206
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$28	$1,111
Capitalized internal-use software included in accounts payable – related party	—	325
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	198	4,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS

Latham Group, Inc. (the “Company”) wholly owns Latham Pool Products, Inc. (“Latham Pool Products”), a designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. Latham Pool Products offers a portfolio of in-ground swimming pools and related products, including pool liners and pool covers.

Stock Split, Initial Public Offering and Reorganization

On April 13, 2021, the Company’s certificate of incorporation was amended and restated. On April 13, 2021, the Company effected a 109,673,709 for-one stock split of its issued and outstanding shares of common stock. Accordingly, all share and per share data included in these condensed consolidated financial statements and notes thereto reflect the impact of the amended and restated certificate of incorporation and the stock split.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 29, 2024 and for the fiscal quarter and two fiscal quarters ended June 29, 2024 and July 1, 2023, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2023 included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 13, 2024 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter and two fiscal quarters ended June 29, 2024 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2024 or other interim periods thereof.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful analysis. For all entities, ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2023-07 and its potential impact on the notes to the condensed consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which improves financial reporting by providing clarity on when an entity should apply the scope guidance in paragraph 718-10-15-3. ASU 2024-01 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2024-01 and its potential impact on the condensed consolidated financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the two fiscal quarters ended June 29, 2024 or July 1, 2023.

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

Term loan

The Company’s Term Loan (as defined below; see Note 6) is carried at amortized cost; however, the Company estimates the fair value of the Term Loan for disclosure purposes. The fair value of the Term Loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of its Term Loan (in thousands):

	June 29, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$282,361	$274,596	$301,201	$289,153

Interest rate swap

The Company estimates the fair value of interest rate swaps (see Note 6) on a fiscal quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of June 29, 2024 and December 31, 2023, the fair value of the Company’s interest rate swap was an asset of $0.9 million and a liability of $1.2 million, respectively, which were recorded within other assets and other long-term liabilities, respectively, on the condensed consolidated balance sheets.

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of June 29, 2024 and as of December 31, 2023 was $131.2 million and $131.4 million, respectively. The change in the carrying value during the two fiscal quarters ended June 29, 2024 was solely because of fluctuations in foreign currency exchange rates.

Intangible Assets

Intangible assets, net as of June 29, 2024 consisted of the following (in thousands):

	June 29, 2024
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(88)	$32,884	$115,128
Patented technology	16,126	(1)	9,508	6,617
Technology	13,000	—	2,240	10,760
Pool designs	13,628	(44)	3,441	10,143
Franchise relationships	1,187	—	1,187	—
Dealer relationships	197,376	—	70,328	127,048
Order backlog	1,600	—	1,600	—
Non-competition agreements	2,476	—	2,476	—
	$393,493	$(133)	$123,664	$269,696

The Company recognized $6.4 million and $12.8 million of amortization expense related to intangible assets during the fiscal quarter and two fiscal quarters ended June 29, 2024. The Company recognized $6.6 million and $13.3 million of amortization expense related to intangible assets during the fiscal quarter and two fiscal quarters ended July 1, 2023.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Estimated Future
Amortization
Fiscal Year Ending	Expense
Remainder of fiscal year 2024	$12,854
2025	25,551
2026	25,551
2027	25,551
2028	24,592
Thereafter	155,597
$269,696

5. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	June 29, 2024	December 31, 2023
Raw materials	$53,089	$55,081
Finished goods	30,579	42,056
	$83,668	$97,137

6. LONG-TERM DEBT

The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	June 29, 2024	December 31, 2023
Term Loan	$289,688	$309,313
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(7,327)	(8,112)
Total debt	282,361	301,201
Less: Current portion of long-term debt	(3,250)	(21,250)
Total long-term debt	$279,111	$279,951

On February 23, 2022, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “Term Loan”) in an initial principal amount of $325.0 million.

As of June 29, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

Revolving Credit Facility

The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving

Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement). Borrowings under the Revolving Credit Facility are due at maturity.

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

As of June 29, 2024, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

During the two fiscal quarters ended June 29, 2024, the Company made a payment of $18.0 million.

Outstanding borrowings as of June 29, 2024 were $282.4 million, net of unamortized discount and debt issuance costs of $7.3 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of June 29, 2024, the unamortized debt issuance costs and discount on the Term Loan were $4.1 million and $3.3 million, respectively. The effective interest rate was 9.98% at June 29, 2024, including the impact of the Company’s interest rate swaps.

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

Debt Maturities

Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow, are as follows (in thousands):

Fiscal Year Ending	Term Loan
Remainder of fiscal year 2024	$1,625
2025	3,250
2026	3,250
2027	3,250
2028	3,250
Thereafter	275,063
$289,688

Guarantees

The obligations under the Credit Agreement are guaranteed by certain wholly owned subsidiaries (the “Guarantors”) of the Company that are party to that certain security agreement, which was executed in connection with the Credit Agreement. The obligations under the Credit Agreement are secured by substantially all of the Guarantors’ tangible and intangible assets, including their accounts receivables, equipment, intellectual property, inventory, cash and cash equivalents, deposit accounts, and security accounts. The Credit Agreement also restricts payments and other distributions unless certain conditions are met, which could restrict the Company’s ability to pay dividends.

7. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023
Balance at the beginning of the fiscal year	$3,161	$3,990
Adjustments to reserve	1,613	2,280
Less: Settlements made (in cash or in kind)	(1,475)	(2,871)
Balance at the end of the fiscal quarter	$3,299	$3,399

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

The components of lease expense for the fiscal quarter and two fiscal quarters ended June 29, 2024 and July 1, 2023 were as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease expense	$2,129	$2,317	$4,292	$4,668
Finance lease amortization of assets	212	156	424	265
Finance lease interest on lease liabilities	80	68	164	120
Short-term lease expense	64	96	120	150
Variable lease expense	122	268	280	595
Total lease expense	$2,607	$2,905	$5,280	$5,798

Operating and finance lease right-of-use assets and lease-related liabilities as of June 29, 2024 and December 31, 2023 were as follows (in thousands):

	June 29, 2024	December 31, 2023	Classification

Lease right-of-use assets:
Operating leases	$26,993	$30,788	Operating lease right-of-use assets
Finance leases	3,675	3,912	Other assets
Total lease right-of-use assets	$30,668	$34,700

Lease-related liabilities
Current
Operating leases	$6,631	$7,133	Current operating lease liabilities
Finance leases	786	746	Accrued expenses and other current liabilities
Non-current
Operating leases	21,449	24,787	Non-current operating lease liabilities
Finance leases	3,053	3,285	Other long-term liabilities
Total lease liabilities	$31,919	$35,951

The table below presents supplemental information related to leases as of June 29, 2024 and December 31, 2023:

	June 29, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Finance leases	4.8	5.2
Operating leases	5.4	5.7
Weighted-average discount rate
Finance leases	8.2%	8.2%
Operating leases	5.0%	5.1%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,578	$3,781

The following table summarizes fiscal year maturities of operating lease liabilities as of June 29, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2024	$4,139	$542	$4,681
2025	7,339	1,030	8,369
2026	5,831	934	6,765
2027	4,109	858	4,967
2028	3,114	845	3,959
Thereafter	7,626	436	8,062
Total lease payments	32,158	4,645	36,803
Less: Interest	(4,078)	(806)	(4,884)
Present value of lease liability	$28,080	$3,839	$31,919

9. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
In-ground Swimming Pools	$80,958	$90,534	$140,791	$169,146
Covers	25,503	28,755	52,371	61,500
Liners	53,661	57,839	77,589	84,201
	$160,122	$177,128	$270,751	$314,847

10. INCOME TAXES

The effective income tax rate for the fiscal quarter and two fiscal quarters ended June 29, 2024 was 3.2% and 15.2%, respectively, compared to 46.1% and (29.2)% for the fiscal quarter and two fiscal quarters ended July 1, 2023. The differences between the U.S. federal statutory income tax rate and our effective income tax rates for the fiscal quarter ended June 29, 2024 and the fiscal quarter ended July 1, 2023 were primarily attributable to the impacts of stock-based compensation expense and foreign income.

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

As of June 29, 2024, $77.0 million remained available for share repurchases pursuant to the Repurchase Program. The Company did not repurchase any shares of its common stock during the fiscal quarter ended June 29, 2024. The Company accounts for the excess of the repurchase price over the par value of shares acquired as a reduction to additional paid-in capital.

12. STOCK-BASED COMPENSATION

On April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Equity Incentive Plan (the “2021 Omnibus Equity Plan”), which became effective on April 22, 2021. The 2021 Omnibus Equity Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other stock-based and cash-based awards. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the 2021 Omnibus Equity Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, is $750,000.

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

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales	$—	$(626)	$—	$(200)
Selling, general, and administrative	2,100	6,390	3,343	12,733
	$2,100	$5,764	$3,343	$12,533

As of June 29, 2024, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $12.8 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the two fiscal quarters ended June 29, 2024:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2024	42,886	$19.00
Granted	—	—
Vested	(21,443)	19.00
Forfeited	—	—
Outstanding at June 29, 2024	21,443	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the two fiscal quarters ended June 29, 2024:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2024	2,235,479	$3.60
Granted	2,616,819	2.87
Vested	(598,715)	3.60
Forfeited	(115,296)	2.95
Outstanding at June 29, 2024	4,138,287	$3.16

Stock Options

The following table represents the Company’s stock options activity during the two fiscal quarters ended June 29, 2024:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	1,554,294	$15.43
Granted	—	—
Exercised	—	—
Forfeited	(50,433)	16.88
Expired	(82,007)	17.79
Outstanding at June 29, 2024	1,421,854	$15.25	7.39	$—
Vested and expected to vest at June 29, 2024	1,421,854	$15.25	7.39	$—
Options exercisable at June 29, 2024	779,935	$16.45	7.19	$—

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

The following table represents the Company’s stock appreciation rights activity during the two fiscal quarters ended June 29, 2024:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	755,802	$3.16
Granted	—	—
Exercised	—	—
Forfeited	(49,342)	3.24
Outstanding at June 29, 2024	706,460	$3.15	8.88	$48,280
Vested and expected to vest at June 29, 2024	706,460	$3.15	8.88	$48,280
Stock appreciation rights exercisable at June 29, 2024	161,893	$3.24	8.84	$—

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

Performance Stock Units

During the two fiscal quarters ended June 29, 2024, the Compensation Committee of the Board of Directors approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s executive officers.

The PSUs will be earned at 0% to 200% of the target PSUs (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target and maximum performance) based on the Company’s achievement of Adjusted EBITDA, as defined in the award agreement, over a one-fiscal year performance period ending December 31, 2024. Any earned PSUs cliff vest on the third anniversary of the grant date. Adjusted EBITDA is considered a performance condition and the grant date fair value corresponds with management’s expectation of the probable outcome of the performance condition as of the grant date. The grant date fair value is determined based on the fair market value of the Company’s stock at market close on the grant date multiplied by the target number of shares subject to the award. The probability of achieving the performance criteria is assessed quarterly during the performance period. Compensation expense related to unvested PSUs is recognized ratably over the service period.

The following table represents the Company’s PSU activity during the two fiscal quarters ended June 29, 2024:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2024	—	$—
Granted	443,100	2.91
Adjustment for expected performance achievement (1)	—	—
Forfeited	—	—
Outstanding at June 29, 2024 (2)	443,100	$2.91

(1)Represents the adjustment to previously granted PSUs based on the Company’s performance expectations as of June 29, 2024.

(2)An additional 443,100 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs outstanding as of June 29, 2024.

13. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income (loss) attributable to common stockholders	$13,279	$5,715	$5,415	$(8,653)
Denominator:
Weighted-average common shares outstanding
Basic	115,469,246	112,248,822	115,254,088	112,175,510
Diluted	117,023,112	112,692,543	116,472,164	112,175,510
Net income (loss) per share attributable to common stockholders:
Basic	$0.12	$0.05	$0.05	$(0.08)
Diluted	$0.11	$0.05	$0.05	$(0.08)

As of June 29, 2024 and December 31, 2023, 115,555,660 and 114,828,896 shares of common stock were issued and outstanding for accounting purposes, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Restricted stock awards	—	87,576	21,443	1,331,897
Restricted stock units	58,259	102,129	41,203	301,440
Stock options	1,432,041	1,730,204	1,476,599	1,808,350
Stock appreciation rights	647,582	529,681	652,790	264,841
Performance stock units	7,189	—	41,563	—

14. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI Corporation (“BrightAI”) has rendered services to the Company, for which the cost has been capitalized as internal-use software. A co-founder of BrightAI served on the Company’s Board of Directors from December 9, 2020 until his resignation on February 21, 2024. In December 2022, the Company executed an additional agreement with BrightAI for the provision of hardware to run the technology developed by BrightAI and the Company. During the two fiscal quarters ended June 29, 2024 and July 1, 2023, the Company incurred no material amounts and $0.8 million, respectively, associated with services performed by BrightAI, which was recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of July 1, 2023. As of December 31, 2023, the Company had no accounts payable related to BrightAI.

15. RESTRUCTURING COSTS

During the second and third fiscal quarters of 2023, the Company initiated an additional plan focused on efforts to improve efficiencies and decrease costs. The plan involved a reduction in the Company’s workforce as well as closures of various manufacturing facilities. The Company had an exit or disposal cost related liability of less than $0.1 million as of June 29, 2024 and $0.2 million as of December 31, 2023.

16. SUBSEQUENT EVENT

On August 2, 2024, the Company completed a stock acquisition of CoverStar Central, LLC. (“CoverStar Central”), the Company’s exclusive dealer of automatic safety covers in 29 states – mainly in the center of the U.S. The purchase price was $64.5 million, subject to certain adjustments, including for working capital as compared to an agreed target and transaction expenses. The Company fully funded the transaction with cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission, (“SEC”) on March 13, 2024 (the “Annual Report”).

As used in this Quarterly Report on Form 10-Q, references to “Latham,” “the Company,” “we,” “us” and “our,” refer to the Company and its consolidated subsidiaries unless otherwise indicated or the context requires otherwise.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, the implementation of our cost reduction plans and expected annualized cost savings, the implementation of our digital transformation and lean manufacturing activities, a potential non-cash impairment charge for goodwill, the recent acquisition of Coverstar Central, LLC. (“Coverstar Central”), and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report and as described in other subsequent reports we file or furnish with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. For similar reasons, our past results may not be a reliable indicator of future performance and trends. We encourage you to read this report and our other filings with the SEC carefully. You also should be aware that these risk factors and other information do not describe every risk that we face. New emerging risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.

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

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools, co-branded marketing programs, and in-house training, as well as an operations platform consisting of approximately 1,800 employees across 24 locations.

The full resources of our company are dedicated to designing and manufacturing high-quality pool products, with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers.

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool liners, and pool covers.

Recent Developments

Highlights for the fiscal quarter ended June 29, 2024

●	Decrease in net sales of 9.6%, or $17.0 million, to $160.1 million for the fiscal quarter ended June 29, 2024, compared to $177.1 million for the fiscal quarter ended July 1, 2023.
●	Increase in net income of $7.6 million to $13.3 million and representing an 8.3% net income margin for the fiscal quarter ended June 29, 2024, compared to net income of $5.7 million and representing a 3.2% net income margin for the fiscal quarter ended July 1, 2023.
●	Increase in Adjusted EBITDA (as defined below) of $3.5 million to $34.5 million for the fiscal quarter ended June 29, 2024, compared to $31.0 million for the fiscal quarter ended July 1, 2023. Adjusted EBITDA margin improved from 17.5% to 21.5%.

Highlights for the two fiscal quarters ended June 29, 2024

●	Decrease in net sales of 14.0%, or $44.0 million, to $270.8 million for the two fiscal quarters ended June 29, 2024, compared to $314.8 million for the two fiscal quarters ended July 1, 2023.
●	Increase in net income of $14.1 million to a net income of $5.4 million and representing a 2.0% net income margin for the two fiscal quarters ended June 29, 2024, compared to net loss of $8.7 million for the two fiscal quarters ended July 1, 2023.
●	Increase in Adjusted EBITDA (as defined below) of $4.8 million to $46.8 million for the two fiscal quarters ended June 29, 2024, compared to $42.0 million for the two fiscal quarters ended July 1, 2023. Adjusted EBITDA margin improved from 13.3% to 17.3%.

Business Update

Ongoing macroeconomic softness has impacted and is expected to continue to impact consumer spending and demand. As anticipated, this resulted in a decline in U.S. new in-ground residential pool installations in the first half of 2024, mainly driven by lower packaged pool demand. Fiberglass products continue to show strength relative to packaged pools.

We continue to make progress executing our strategy to drive adoption and awareness of fiberglass pools and automatic safety covers and gain additional operating efficiencies through value engineering and lean manufacturing initiatives. We continue to take a disciplined approach to capital investments, with the focus on the completion of previously announced projects such as our recent multi-year capital plan to invest in our facilities, technology and systems. Notably, this involves continued investment in our sales, marketing, engineering and research and development efforts that are designed to accelerate conversion to fiberglass pool products and ongoing digital transformation programs.

We have responded to economic uncertainty by implementing cost reduction programs and lean manufacturing initiatives that structurally reduce our cost basis, while maintaining capacity. We realized an additional $4.8 million of annualized savings during 2024 from plans initiated in the second and third quarters of 2023, with $2.7 million realized in the first fiscal quarter and $2.1 million realized in the second fiscal quarter.

Strategic Acquisition

Strategic transactions continue to be part of our growth strategy. On August 2, 2024, we completed a stock acquisition (the “Coverstar Central Acquisition”) of Coverstar Central, our exclusive dealer of automatic safety covers in 29 states – mainly in the center of the U.S. Coverstar Central has been our trusted partner since 2006, and this acquisition represents a valuable strategic opportunity that we expect to benefit from in multiple ways. First, the vertical integration of our automatic safety cover product line in the acquired geographies is expected to increase margins. Second, as one company with a fully integrated sales and marketing strategy, we expect to accelerate the sales growth of this product line. Finally, we see opportunities to leverage Coverstar Central’s long-standing relationships with pool builders in its markets to increase the awareness of, and conversion to, fiberglass pools. We believe the Coverstar Central Acquisition will be immediately accretive to our net income, Adjusted EBITDA and Adjusted EBITDA margin for the fiscal year ending December 31, 2024 and enhance our gross margins in the long-term. The purchase price was $64.5 million, subject to certain adjustments, including for working capital, as compared to an agreed upon target and transaction expenses. The transaction was fully funded with cash on hand.

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

Results of Operations

Fiscal Quarter Ended June 29, 2024 Compared to Fiscal Quarter Ended July 1, 2023

The following table summarizes our results of operations for the fiscal quarter ended June 29, 2024 and July 1, 2023 (dollars in thousands):

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change in %
	June 29, 2024	Sales	July 1, 2023	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$160,122	100.0%	$177,128	100.0%	$(17,006)	0.0%
Cost of sales	107,100	66.9%	126,895	71.6%	(19,795)	(4.7)%
Gross profit	53,022	33.1%	50,233	28.4%	2,789	4.7%

Selling, general, and administrative expense	26,588	16.6%	30,209	17.1%	(3,621)	(0.5)%
Amortization	6,428	4.0%	6,635	3.7%	(207)	0.3%
Income from operations	20,006	12.5%	13,389	7.6%	6,617	4.9%
Other expense (income):
Interest expense, net	6,013	3.8%	4,486	2.5%	1,527	1.3%
Other expense (income), net	804	0.5%	(1,036)	(0.6)%	1,840	1.1%
Total other expense, net	6,817	4.3%	3,450	1.9%	3,367	2.4%
Earnings from equity method investment	532	0.4%	660	0.3%	(128)	0.1%
Income before income taxes	13,721	8.6%	10,599	6.0%	3,122	2.6%
Income tax expense	442	0.3%	4,884	2.8%	(4,442)	(2.5)%
Net income	$13,279	8.3%	$5,715	3.2%	$7,564	5.1%
Adjusted EBITDA(a)	$34,478	21.5%	$30,999	17.5%	$3,479	4.0%

________________________________________

(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $160.1 million for the fiscal quarter ended June 29, 2024, compared to $177.1 million for the fiscal quarter ended July 1, 2023. The $17.0 million, or 9.6%, decrease in net sales was because of a $16.4 million decrease in sales volume and a $0.6 million decrease from lower pricing. The sales volume decrease was primarily driven by continued macroeconomic softness, partially offset by normalized seasonality. The decrease in net sales of $17.0 million across our product lines consisted of $9.6 million for in-ground swimming pools, $4.2 million for liners and $3.3 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $107.1 million for the fiscal quarter ended June 29, 2024, compared to $126.9 million for the fiscal quarter ended July 1, 2023. Gross margin increased by 4.7%, to 33.1% of net sales for the fiscal quarter ended June 29, 2024, compared to 28.4% of net sales for the fiscal quarter ended July 1, 2023. The $19.8 million, or 15.6%, decrease in cost of sales was primarily the result of the decrease in sales volume, the impact of production efficiencies resulting from lean manufacturing and value engineering programs and lower material costs, partially offset by a $0.6 million increase in non-cash stock-based compensation expense. The 4.7% increase in gross margin was primarily driven by the impact of previously announced restructuring programs, the impact of production efficiencies resulting from lean manufacturing and value engineering programs, cost control and lower raw material costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $26.6 million for the fiscal quarter ended June 29, 2024, compared to $30.2 million for the fiscal quarter ended July 1, 2023, and decreased as a percentage of net sales by 0.5%. The $3.6 million, or 12.0%, decrease in selling, general, and administrative expense was primarily driven by a $4.3 million decrease in non-cash stock-based compensation expense, as well as our cost containment initiatives and restructuring projects, partially offset by an increase of $4.8 million in accrued performance-based compensation.

Amortization

Amortization was $6.4 million for the fiscal quarter ended June 29, 2024, compared to $6.6 million for the fiscal quarter ended July 1, 2023. The $0.2 million, or 3.1%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the fiscal year ended December 31, 2023.

Interest Expense, net

Interest expense, net was $6.0 million for the fiscal quarter ended June 29, 2024, compared to $4.5 million for the fiscal quarter ended July 1, 2023. The $1.5 million, or 34.0%, increase in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the fiscal quarter ended July 1, 2023.

Other Expense (Income), Net

Other expense (income), net was $0.8 million for the fiscal quarter ended June 29, 2024, compared to $(1.0) million for fiscal quarter ended July 1, 2023. The $1.8 million increase in other expense (income), net was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $0.5 million for the fiscal quarter ended June 29, 2024, compared to $0.7 million for the fiscal quarter ended July 1, 2023, because of the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $0.4 million for the fiscal quarter ended June 29, 2024, compared to income tax expense of $4.9 million for the fiscal quarter ended July 1, 2023. Our effective tax rate was 3.2% for the fiscal quarter ended June 29, 2024, compared to 46.1% for the fiscal quarter ended July 1, 2023. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended June 29, 2024 and July 1, 2023 was primarily attributable to the impacts of stock-based compensation expense and foreign income.

Net Income

Net income was $13.3 million for the fiscal quarter ended June 29, 2024, compared to $5.7 million for the fiscal quarter ended July 1, 2023. The $7.6 million, or 132.4%, increase in net income was primarily because of the factors described above.

Net Income Margin

Net income margin was 8.3% for the fiscal quarter ended June 29, 2024, compared to 3.2% for the fiscal quarter ended July 1, 2023. The 5.1% increase in net income margin was driven by a $7.6 million increase in net income compared to the fiscal quarter ended July 1, 2023 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $34.5 million for the fiscal quarter ended June 29, 2024, compared to $31.0 million for the fiscal quarter ended July 1, 2023. The $3.5 million, or 11.2%, increase in Adjusted EBITDA was primarily because of the decrease in cost of sales and selling, general and administrative expenses, partially offset by the decrease in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 21.5% for the fiscal quarter ended June 29, 2024, compared to 17.5% for the fiscal quarter ended July 1, 2023. The 4.0% increase in Adjusted EBITDA margin was primarily because of a $3.5 million increase in Adjusted EBITDA, compared to the fiscal quarter ended July 1, 2023, which were impacted by the factors described above.

Two Fiscal Quarters Ended June 29, 2024 Compared to Two Fiscal Quarters Ended July 1, 2023

The following table summarizes our results of operations for the two fiscal quarters ended June 29, 2024 and July 1, 2023:

	Two Fiscal Quarters Ended
		% of Net		% of Net	Change	Change in %
	June 29, 2024	Sales	July 1, 2023	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$270,751	100.0%	$314,847	100.0%	$(44,096)	0.0%
Cost of sales	187,140	69.1%	231,244	73.4%	(44,104)	(4.3)%
Gross profit	83,611	30.9%	83,603	26.6%	8	4.3%

Selling, general, and administrative expense	52,838	19.5%	63,266	20.1%	(10,428)	(0.6)%
Amortization	12,840	4.8%	13,267	4.3%	(427)	0.5%
Income from operations	17,933	6.6%	7,070	2.2%	10,863	4.4%
Other expense (income):
Interest expense, net	10,995	4.1%	15,290	4.9%	(4,295)	(0.8)%
Other expense (income), net	2,390	0.8%	(826)	(0.3)%	3,216	1.1%
Total other expense, net	13,385	4.9%	14,464	4.6%	(1,079)	0.3%
Earnings from equity method investment	1,841	0.7%	697	0.3%	1,144	0.4%
Income (loss) before income taxes	6,389	2.4%	(6,697)	(2.1)%	13,086	4.5%
Income tax expense	974	0.4%	1,956	0.6%	(982)	(0.2)%
Net income (loss)	$5,415	2.0%	$(8,653)	(2.7)%	$14,068	4.7%
Adjusted EBITDA(a)	$46,770	17.3%	$42,032	13.3%	$4,738	4.0%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $270.8 million for the two fiscal quarters ended June 29, 2024, compared to $314.8 million for the two fiscal quarters ended July 1, 2023. The $44.0 million, or 14.0%, decrease in net sales was because of a $42.2 million decrease in sales volume and a $1.9 million decrease from lower pricing. The sales volume decrease was primarily driven by continued macroeconomic softness, lower backlog entering the fiscal year and normalized seasonality. The decrease in net sales of $44.0 million across our product lines consisted of $28.4 million for in-ground swimming pools, $9.1 million for covers and $6.6 million for liners.

Cost of Sales and Gross Margin

Cost of sales was $187.1 million for the two fiscal quarters ended June 29, 2024, compared to $231.2 million for the two fiscal quarters ended July 1, 2023. Gross margin increased by 4.3%, to 30.9% of net sales for the two fiscal quarters ended June 29, 2024, compared to 26.6% of net sales for the two fiscal quarters ended July 1, 2023. The $44.1 million, or 19.1%, decrease in cost of sales was primarily the result of the decrease in sales volume, the impact of production efficiencies resulting from lean manufacturing and value engineering programs and lower material costs, partially offset by a $0.2 million increase in non-cash stock-based compensation expense. The 4.3% increase in gross margin was primarily driven by the impact of previously announced restructuring programs, the impact of production efficiencies from lean manufacturing and value engineering programs, cost control, material deflation in line with expectations and supplier optimization.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $52.8 million for the two fiscal quarters ended June 29, 2024, compared to $63.3 million for the two fiscal quarters ended July 1, 2023, and decreased as a percentage of net sales by 0.6%. The $10.5 million, or 16.5%, decrease in selling, general, and administrative expense was primarily driven by a $9.4 million decrease in non-cash stock-

based compensation expense, as well as our cost containment initiatives and restructuring projects, partially offset by an increase of $4.8 million in accrued performance-based compensation.

Amortization

Amortization was $12.8 million for the two fiscal quarters ended June 29, 2024, compared to $13.3 million for the two fiscal quarters ended July 1, 2023. The $0.5 million, or 3.2%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the fiscal year ended December 31, 2023.

Interest Expense, net

Interest expense, net was $11.0 million for the two fiscal quarters ended June 29, 2024, compared to $15.3 million for the two fiscal quarters ended July 1, 2023. The $4.3 million, or 28.1%, decrease in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the two fiscal quarters ended July 1, 2023.

Other Expense (Income), Net

Other expense (income), net was $2.4 million for the two fiscal quarters ended June 29, 2024, compared to $(0.8) million for the two fiscal quarters ended July 1, 2023. The $3.2 million increase in other expense (income), net was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $1.8 million for the two fiscal quarters ended June 29, 2024, compared to $0.7 million for the two fiscal quarters ended July 1, 2023, because of the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $1.0 million for the two fiscal quarters ended June 29, 2024, compared to income tax expense of $2.0 million for the two fiscal quarters ended July 1, 2023. Our effective tax rate was 15.2% for the two fiscal quarters ended June 29, 2024, compared to (29.2)% for the two fiscal quarters ended July 1, 2023. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the two fiscal quarters ended June 29, 2024 and July 1, 2023 was primarily attributable to the impacts of stock-based compensation expense and foreign income.

Net Income (Loss)

Net income was $5.4 million for the two fiscal quarters ended June 29, 2024, compared to $8.7 million of net loss for the two fiscal quarters ended July 1, 2023. The $14.1 million, or 162.6%, increase in net income was primarily because of the factors described above.

Net Income (Loss) Margin

Net income margin was 2.0% for the two fiscal quarters ended June 29, 2024, compared to net loss margin of 2.7% for the two fiscal quarters ended July 1, 2023. The 4.7% increase in net income margin was driven by a $14.1 million increase in net income, compared to the two fiscal quarters ended July 1, 2023 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $46.8 million for the two fiscal quarters ended June 29, 2024, compared to $42.0 million for the two fiscal quarters ended July 1, 2023. The $4.8 million, or 11.3%, increase in Adjusted EBITDA was primarily because of the decrease in cost of sales and selling, general and administrative expenses, partially offset by the decrease in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 17.3% for the two fiscal quarters ended June 29, 2024, compared to 13.3% for the two fiscal quarters ended July 1, 2023. The 4.0% increase in Adjusted EBITDA margin was primarily because of a $4.8 million increase in Adjusted EBITDA, compared to the two fiscal quarters ended July 1, 2023, which was impacted by the other factors described above.

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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

	(dollars in thousands)
Net income (loss)	$13,279	$5,715	$5,415	$(8,653)
Depreciation and amortization	10,593	10,026	20,967	19,284
Interest expense, net	6,013	4,486	10,995	15,290
Income tax expense	442	4,884	974	1,956
Loss on sale and disposal of property and equipment	65	5	77	13
Restructuring charges(a)	47	278	365	797
Stock-based compensation expense(b)	2,100	5,764	3,343	12,533
Unrealized losses (gains) on foreign currency transactions(c)	806	(1,198)	2,390	(468)
Strategic initiative costs(d)	851	935	1,974	2,002
Acquisition and integration related costs(e)	375	—	375	11
Odessa fire(f)	—	93	—	(771)
Other(g)	(93)	11	(105)	38
Adjusted EBITDA	$34,478	$30,999	$46,770	$42,032
Net sales	$160,122	$177,128	$270,751	$314,847
Net income (loss) margin	8.3%	3.2%	2.0%	(2.7)%
Adjusted EBITDA margin	21.5%	17.5%	17.3%	13.3%

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

(g) Other costs consist of other discrete items as determined by management, primarily including (i) fees paid to external advisors for various matters and (ii) other items.

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

As of June 29, 2024, we had $90.8 million of cash, $282.4 million of outstanding indebtedness and an additional $75.0 million of borrowing availability under our Revolving Credit Facility. On August 2, 2024, we completed the Coverstar Central Acquisition. The purchase price was $64.5 million, subject to certain adjustments, including for working capital, as compared to an agreed upon target and transaction expenses. The Coverstar Central Acquisition was fully funded with cash on hand. While our existing cash balances and net cash provided by operating activities have generally been sufficient to fund our general corporate and working capital needs, our use of significant existing cash on hand to fund the Coverstar Central Acquisition may require us in the future to utilize a portion of our borrowing availability under our Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the fiscal year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to investments in lean manufacturing and value engineering, including production capacity, storage, and delivery equipment. We are in the midst of a multi-year capital plan to invest in our facilities, technology, and systems.

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

As of June 29, 2024, we were in compliance with all covenants under the Revolving Credit Facility and the Term Loan.

Revolving Credit Facility

The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement). The Revolving Credit Facility is not subject to amortization.

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

As of June 29, 2024, we had no outstanding borrowings under the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

The obligations under the Credit Agreement are guaranteed by certain of our wholly owned subsidiaries that are party to that certain security agreement, which was executed in connection with the Credit Agreement. The obligations under the Credit Agreement are secured by substantially all of the guarantors’ tangible and intangible assets, including, but not limited to, their accounts receivables, equipment, intellectual property, inventory, cash and cash equivalents, deposit accounts and security accounts. The Credit Agreement also restricts payments and other distributions unless certain conditions are met, which could restrict our ability to pay dividends.

As of June 29, 2024, we had $282.4 million of outstanding borrowings under the Term Loan.

Share Repurchase Program

On May 10, 2022, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorizes us to repurchase up to $100 million of our shares of common stock by May 2025. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our outstanding shares under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. We did not repurchase any shares of our common stock during the fiscal quarter ended June 29, 2024. As of June 29, 2024, $77.0 million remained available for share repurchases pursuant to our Repurchase Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Two Fiscal Quarters Ended
	June 29, 2024	July 1, 2023

	(in thousands)
Net cash provided by operating activities	$17,911	$36,289
Net cash used in investing activities	(9,833)	(23,365)
Net cash used in financing activities	(20,005)	(1,884)
Effect of exchange rate changes on cash	(68)	(550)
Net (decrease) increase in cash	$(11,995)	$10,490

Operating Activities

During the two fiscal quarters ended June 29, 2024, operating activities provided $17.9 million of cash. Net income, after adjustments for non-cash items, provided cash of $36.1 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which used $18.2 million. Net cash used by changes in our operating assets and liabilities for the two fiscal quarters ended June 29, 2024 consisted primarily of a $36.8 million increase in trade receivables, a $2.3 million increase in prepaid expenses and other current assets, a $1.2 million decrease in accrued expenses and other current liabilities, a $0.7 million increase in income tax receivable and a $0.4 million decrease in other long-term liabilities, partially offset by a $13.1 million decrease in inventories, a $9.8 million increase in accounts payable and a $0.3 million decrease in other assets. The change in trade receivables was primarily driven by the timing of net sales, the change in inventories was driven by efforts to meet a reduced demand outlook while maintaining lead times and service levels and the changes in accounts payable were primarily driven by volume of purchases and timing of payments.

During the two fiscal quarters ended July 1, 2023, operating activities provided $36.3 million of cash. Net loss, after adjustments for non-cash items, provided cash of $35.6 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which provided $0.7 million. Net cash provided by changes in our operating assets and liabilities for the two fiscal quarters ended July 1, 2023 consisted primarily of a $38.9 million decrease in inventories, and a $8.9 million increase in accounts payable, partially offset by a $37.3 million increase in trade receivables, a $6.9 million decrease in accrued expenses and other current liabilities, a $1.4 million increase in income tax receivable, a $0.9 million increase in prepaid expenses and other current assets, a $0.4 million increase in other assets, and a $0.2 million decrease in other long-term liabilities. The change in trade receivables was primarily driven by the timing of net sales, and the decrease in inventories was primarily driven by efforts to meet demand outlook while maintaining lead times and service levels. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments.

Investing Activities

During the two fiscal quarters ended June 29, 2024, investing activities used $9.8 million of cash, consisting of purchases of property and equipment for $9.8 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, the majority of which relates to finishing up carryover projects from the prior fiscal year.

During the two fiscal quarters ended July 1, 2023, investing activities used $23.4 million of cash, consisting of purchases of property and equipment for $23.4 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

Financing Activities

During the two fiscal quarters ended June 29, 2024, financing activities used $20.0 million of cash, primarily consisting of repayments on long-term debt borrowings of $19.6 million and repayments of finance lease obligations of $0.4 million.

During the two fiscal quarters ended July 1, 2023, financing activities used $1.9 million of cash, primarily consisting of repayments on revolving credit facilities of $48.0 million, repayments on long-term debt borrowings of $1.6 million, and repayments of finance lease obligations of $0.3 million, partially offset by borrowings on revolving credit facilities of $48.0 million.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the two fiscal quarters ended June 29, 2024 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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

During the two fiscal quarters ended June 29, 2024, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Interest Rate Risk

We entered into an additional interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, we fixed our SOFR borrowing rate on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes.

An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of June 29, 2024, would cause an increase or decrease to annual interest expense, net of approximately $1.3 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 29, 2024.

Changes in Internal Control over Financial Reporting

Starting in the second quarter of 2024, as part of a multi-year implementation of a new enterprise resource planning (“ERP”) system, the Company began utilizing certain aspects of the new ERP system. Eventually, this ERP system will replace the existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to its management team. The Company does not believe the changes implemented to date represent a material change in internal controls over financial reporting.

There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations and businesses, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended June 29, 2024. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to $100.0 million of our shares of common stock by May 2025. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. As of June 29, 2024, $77.0 million remained available for share repurchases pursuant to the repurchase program. We did not repurchase any shares of our common stock during the fiscal quarter ended June 29, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the fiscal quarter ended June 29, 2024, none of the Company’s directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement.”

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

31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      August 7, 2024

LATHAM GROUP, INC.

/s/ Oliver C. Gloe
Oliver C. Gloe
Chief Financial Officer
(Principal Financial Officer)