Form 10-Q
period 2024-09-28
Latham Group, Inc.
filed 2024-11-06
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

As of November 1, 2024, 115,624,575 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 28,	December 31,
	2024	2023
Assets
Current assets:
Cash	$59,862	$102,763
Trade receivables, net	66,125	30,407
Inventories, net	74,942	97,137
Income tax receivable	7,537	983
Prepaid expenses and other current assets	9,372	7,327
Total current assets	217,838	238,617
Property and equipment, net	114,683	113,014
Equity method investment	25,431	25,940
Deferred tax assets	8,244	7,485
Operating lease right-of-use assets	28,715	30,788
Goodwill	153,043	131,363
Intangible assets, net	301,309	282,793
Other assets	4,148	5,003
Total assets	$853,411	$835,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,348	$17,124
Accounts payable – related party	—	8
Current maturities of long-term debt	3,250	21,250
Current operating lease liabilities	7,053	7,133
Accrued expenses and other current liabilities	50,731	40,691
Total current liabilities	89,382	86,206
Long-term debt, net of discount, debt issuance costs, and current portion	279,503	279,951
Deferred income tax liabilities, net	40,088	40,088
Non-current operating lease liabilities	22,755	24,787
Other long-term liabilities	5,036	4,771
Total liabilities	$436,764	$435,803
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both September 28, 2024 and December 31, 2023; no shares issued and outstanding as of both September 28, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of September 28, 2024 and December 31, 2023; 115,592,865 and 114,871,782 shares issued and outstanding, as of September 28, 2024 and December 31, 2023, respectively	12	11
Additional paid-in capital	464,871	459,684
Accumulated deficit	(45,645)	(56,956)
Accumulated other comprehensive loss	(2,591)	(3,539)
Total stockholders’ equity	416,647	399,200
Total liabilities and stockholders’ equity	$853,411	$835,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$150,496	$160,778	$421,247	$475,625
Cost of sales	101,807	112,633	288,948	343,877
Gross profit	48,689	48,145	132,299	131,748
Selling, general, and administrative expense	28,336	23,431	81,174	86,697
Amortization	6,982	6,635	19,822	19,902
Income from operations	13,371	18,079	31,303	25,149
Other expense:
Interest expense, net	9,155	5,980	20,150	21,270
Other (income) expense, net	(693)	1,031	1,697	205
Total other expense, net	8,462	7,011	21,847	21,475
Earnings from equity method investment	944	1,771	2,785	2,468
Income before income taxes	5,853	12,839	12,241	6,142
Income tax (benefit) expense	(43)	6,686	931	8,642
Net income (loss)	$5,896	$6,153	$11,310	$(2,500)
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.05	$0.10	$(0.02)
Diluted	$0.05	$0.05	$0.10	$(0.02)
Weighted-average common shares outstanding – basic and diluted
Basic	115,564,382	113,538,533	115,358,274	112,629,851
Diluted	118,445,235	114,656,761	117,130,609	112,629,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss)	$5,896	$6,153	$11,310	$(2,500)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	776	(2,007)	948	(2,480)
Total other comprehensive income (loss), net of tax	776	(2,007)	948	(2,480)
Comprehensive income (loss)	$6,672	$4,146	$12,258	$(4,980)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2022	114,667,975	$11	$440,880	$(54,568)	$(3,533)	$382,790
Net loss	—	—	—	(14,368)	—	(14,368)
Foreign currency translation adjustments	—	—	—	—	(144)	(144)
Issuance of common stock upon release of restricted stock units	22,078	—	—	—	—	—
Stock-based compensation expense	—	—	6,769	—	—	6,769
Balances at April 1, 2023	114,690,053	$11	$447,649	$(68,936)	$(3,677)	$375,047

Net income	—	—	—	5,715	—	5,715
Foreign currency translation adjustments	—	—	—	—	(329)	(329)
Repurchase and retirement of common stock under repurchase program	(54,271)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	98,974	—	—	—	—	—
Stock-based compensation expense	—	—	5,764	—	—	5,764
Balances at July 1, 2023	114,734,756	$11	$453,413	$(63,221)	$(4,006)	$386,197

Net income	—	—	—	6,153	—	6,153
Foreign currency translation adjustments	—	—	—	—	(2,007)	(2,007)
Retirement of restricted stock	(101,179)	—	—	—	—	—
Issuance of common stock	122,368	—	—	—	—	—
Stock-based compensation expense	—	—	2,354	—	—	2,354
Balances at September 30, 2023	114,755,945	$11	$455,767	$(57,068)	$(6,013)	$392,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2023	114,871,782	$11	$459,684	$(56,956)	$(3,539)	$399,200
Net loss	—	—	—	(7,864)	—	(7,864)
Foreign currency translation adjustments	—	—	—	—	(811)	(811)
Issuance of common stock upon release of restricted stock units	517,907	—	—	—	—	—
Stock-based compensation expense	—	—	1,243	—	—	1,243
Balances at March 30, 2024	115,389,689	$11	$460,927	$(64,820)	$(4,350)	$391,768

Net income	—	—	—	13,279	—	13,279
Foreign currency translation adjustments	—	—	—	—	983	983
Issuance of common stock upon release of restricted stock units	187,414	1	—	—	—	1
Stock-based compensation expense	—	—	2,100	—	—	2,100
Balances at June 29, 2024	115,577,103	$12	$463,027	$(51,541)	$(3,367)	$408,131
Net income	—	—	—	5,896	—	5,896
Foreign currency translation adjustments	—	—	—	—	776	776
Issuance of common stock upon release of restricted stock units	15,762	—	—	—	—	—
Stock-based compensation expense	—	—	1,844	—	—	1,844
Balances at September 28, 2024	115,592,865	$12	$464,871	$(45,645)	$(2,591)	$416,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Fiscal Quarters Ended
	September 28,	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$11,310	$(2,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,291	29,784
Amortization of deferred financing costs and debt discount	1,290	1,290
Non-cash lease expense	5,349	5,874
Change in fair value of interest rate swaps	887	1,790
Stock-based compensation expense	5,187	14,887
Bad debt expense	1,817	4,984
Other non-cash, net	1,666	34
Earnings from equity method investment	(2,785)	(2,468)
Distributions received from equity method investment	3,293	2,330
Changes in operating assets and liabilities:
Trade receivables	(35,639)	(28,652)
Inventories	25,518	61,738
Prepaid expenses and other current assets	(2,318)	(25)
Income tax receivable	(6,554)	(1,539)
Other assets	645	(4,289)
Accounts payable	10,385	2,085
Accrued expenses and other current liabilities	3,430	(169)
Other long-term liabilities	(622)	2,969
Net cash provided by operating activities	55,150	88,123
Cash flows from investing activities:
Purchases of property and equipment	(13,861)	(28,273)
Acquisition of business, net of cash acquired	(64,046)	—
Net cash used in investing activities	(77,907)	(28,273)
Cash flows from financing activities:
Payments on long-term debt borrowings	(19,625)	(12,437)
Proceeds from borrowings on revolving credit facility	—	48,000
Payments on revolving credit facilities	—	(48,000)
Repayments of finance lease obligations	(573)	(437)
Net cash used in financing activities	(20,198)	(12,874)
Effect of exchange rate changes on cash	54	(1,489)
Net (decrease) increase in cash	(42,901)	45,487
Cash at beginning of period	102,763	32,626
Cash at end of period	$59,862	$78,113
Supplemental cash flow information:
Cash paid for interest	$20,481	$18,538
Income taxes paid, net	8,919	2,990
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,201	$484
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	3,538	5,766

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

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 28, 2024 and for the fiscal quarter and three fiscal quarters ended September 28, 2024 and September 30, 2023, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2023 included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 13, 2024 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter and three fiscal quarters ended September 28, 2024 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2024 or other interim periods thereof.

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

3. ACQUISITIONS

Coverstar Central, LLC

On August 2, 2024 (the “Acquisition Date”), Latham Pool Products acquired Coverstar Central, LLC (“Coverstar Central”) for total consideration of $71.0 million (the “Coverstar Central Acquisition”). The total consideration included $66.1 million in cash (including an estimated net working capital adjustment of $0.8 million) and a non-cash settlement of preexisting obligations of $4.9 million. Preexisting relationships are effectively settled since such a relationship becomes intercompany upon the acquisition and is eliminated in post-combination financial statements. The cash consideration was funded with cash on hand. The Company incurred $0.9 million in transaction costs. The results of Coverstar Central’s operations have been included in the condensed consolidated financial statements since that date. Coverstar Central is an automatic safety cover dealer based in the United States. The acquisition allows for vertical integration of the Company’s automatic safety cover product category. Additionally, the acquisition provides the Company with an increase in dealer and franchise relationships.

The Company accounted for the Coverstar Central Acquisition using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations (“ASC 805”). This requires that the assets acquired and liabilities assumed be measured at fair value. Inventories were valued using the comparative sales method. Specific to intangible assets, backlog and customer relationships were valued using the multi-period excess earnings method. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the Acquisition Date. The fair value of assets acquired and liabilities assumed recorded in the condensed consolidated financial statements may be subject to adjustment pending completion of final evaluation. These fair value estimates will be reevaluated and adjusted, if needed, during the measurement period of up to one year from the Acquisition Date, and recorded as adjustments to goodwill.

The following summarizes the preliminary allocation for the Company’s acquisition of Coverstar Central as of September 28, 2024:

(in thousands)	August 2, 2024
Total consideration	$71,035
Allocation:
Cash	2,084
Trade receivables	7,020
Inventories	4,293
Prepaid expenses and other current assets	53
Property and equipment	344
Intangible assets	38,220
Deferred tax assets	43
Total assets acquired, excluding goodwill	52,057
Accounts payable	131
Accrued expenses and other current liabilities	2,457
Total liabilities assumed	2,588
Total fair value of net assets acquired, excluding goodwill	49,469
Goodwill	$21,566

The excess of the total consideration over the fair value of the identifiable assets acquired and the liabilities assumed in the acquisition was allocated to goodwill in the amount of $21.6 million. Goodwill resulting from the acquisition was attributable to vertical integration, the expanded market share and broader geographical footprint. The goodwill recognized is not deductible for tax purposes.

The Company allocated a portion of the total consideration to specific intangible asset categories as follows:

	Fair Value	Amortization
Definite-lived intangible assets:	(in thousands)	Period (in years)
Dealer relationships	$37,820	13
Order backlog	420	1

The following are the incremental net sales and incremental net loss from Coverstar Central included in the Company’s results from the Acquisition Date through September 28, 2024:

(in thousands)	Amount
Net sales	$4,122
Net loss	$(604)

Pro Forma Financial Information (Unaudited)

The following pro forma financial information presents the statements of operations of the Company with Coverstar Central as if the acquisition occurred on January 1, 2023. The pro forma results do not include any anticipated synergies, cost savings or other expected benefits of the acquisition. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisition been completed on January 1, 2023 and is not necessarily indicative of the Company’s future financial results.

	Three Fiscal Quarters Ended
	September 28,	September 30,
(in thousands)	2024	2023
Net sales	$433,522	$492,201
Net income	$16,458	$4,050

The pro forma financial information presented above reflects the effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the additional cost of sales from acquired inventory, the elimination of intercompany transactions and the removal of certain costs (primarily payroll costs) that would not have occurred and any related tax effects. Transaction costs for Coverstar Central are reflected within pro forma net income for the three fiscal quarters ended September 30, 2023.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the three fiscal quarters ended September 28, 2024 or September 30, 2023.

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

Term loan

The Company’s Term Loan (as defined below; see Note 7) is carried at amortized cost; however, the Company estimates the fair value of the Term Loan for disclosure purposes. The fair value of the Term Loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of its Term Loan (in thousands):

	September 28, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$282,753	$271,444	$301,201	$289,153

Interest rate swap

The Company estimates the fair value of interest rate swaps (see Note 7) on a fiscal quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of September 28, 2024 and December 31, 2023, the fair value of the Company’s interest rate swap was a liability of $2.1 million and $1.2 million, respectively, which were recorded within other long-term liabilities on the condensed consolidated balance sheets.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of September 28, 2024 and as of December 31, 2023 was $153.0 million and $131.4 million, respectively. The change in the carrying value during the three fiscal quarters ended September 28, 2024 was primarily driven by an addition of $21.6 million relating to the Coverstar Central Acquisition.

Intangible Assets

Intangible assets, net as of September 28, 2024 consisted of the following (in thousands):

	September 28, 2024
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$159	$34,533	$113,726
Patented technology	16,126	2	9,906	6,222
Technology	13,000	—	2,456	10,544
Pool designs	13,628	79	3,675	10,032
Franchise relationships	1,187	—	1,187	—
Dealer relationships	235,176	1	74,742	160,435
Order backlog	2,020	—	1,670	350
Non-competition agreements	2,476	—	2,476	—
	$431,713	$241	$130,645	$301,309

The Company recognized $7.0 million and $19.8 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended September 28, 2024, respectively. The Company recognized $6.6 million and $19.9 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended September 30, 2023, respectively.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Estimated Future
Amortization
Fiscal Year Ending	Expense
Remainder of fiscal year 2024	$7,259
2025	28,704
2026	28,459
2027	28,459
2028	27,501
Thereafter	180,927
$301,309

6. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	September 28, 2024	December 31, 2023
Raw materials	$46,941	$55,081
Finished goods	28,001	42,056
	$74,942	$97,137

7. LONG-TERM DEBT

The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	September 28, 2024	December 31, 2023
Term Loan	$289,687	$309,313
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(6,934)	(8,112)
Total debt	282,753	301,201
Less: Current portion of long-term debt	(3,250)	(21,250)
Total long-term debt	$279,503	$279,951

On February 23, 2022, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “Term Loan”) in an initial principal amount of $325.0 million.

As of September 28, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

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

As of September 28, 2024, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

During the three fiscal quarters ended September 28, 2024, the Company made a payment of $18.0 million.

Outstanding borrowings as of September 28, 2024 were $282.8 million, net of unamortized discount and debt issuance costs of $6.9 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of September 28, 2024, the unamortized debt issuance costs and discount on the Term Loan were $3.9 million and $3.1 million, respectively. The effective interest rate was 9.22% at September 28, 2024, including the impact of the Company’s interest rate swaps.

Interest Rate Risk

Interest rate risk associated with the Credit Agreement is mitigated partially through interest rate swaps.

The Company executed an interest rate swap on April 30, 2020. The swap had an effective date of May 18, 2020 and a termination date of May 18, 2023. In February 2022, the Company amended its interest rate swap to change the index rate from LIBOR to SOFR in connection with the entry into the Credit Agreement. Under the terms of the amended swap, the Company fixed its SOFR borrowing rate at 0.496% on a notional amount of $200.0 million. The interest rate swap was not designated as a hedging instrument for accounting purposes (see Note 4).

Additionally, the Company entered into an interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, the Company fixed its SOFR borrowing rate at 4.3725% on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes (see Note 4).

Debt Maturities

Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow, are as follows (in thousands):

Fiscal Year Ending	Term Loan
Remainder of fiscal year 2024	$1,625
2025	3,250
2026	3,250
2027	3,250
2028	3,250
Thereafter	275,062
$289,687

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

8. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023
Balance at the beginning of the fiscal year	$3,161	$3,399
Adjustments to reserve	2,873	4,737
Less: Settlements made (in cash or in kind)	(2,513)	(4,724)
Balance at the end of the fiscal quarter	$3,521	$3,412

9. LEASES

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

The components of lease expense for the fiscal quarter and three fiscal quarters ended September 28, 2024 and September 30, 2023 were as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease expense	$2,170	$2,577	$6,462	$7,245
Finance lease amortization of assets	212	199	636	465
Finance lease interest on lease liabilities	78	87	242	207
Short-term lease expense	160	96	280	246
Variable lease expense	98	315	378	910
Total lease expense	$2,718	$3,274	$7,998	$9,073

Operating and finance lease right-of-use assets and lease-related liabilities as of September 28, 2024 and December 31, 2023 were as follows (in thousands):

	September 28, 2024	December 31, 2023	Classification

Lease right-of-use assets:
Operating leases	$28,715	$30,788	Operating lease right-of-use assets
Finance leases	3,463	3,912	Other assets
Total lease right-of-use assets	$32,178	$34,700

Lease-related liabilities
Current
Operating leases	$7,053	$7,133	Current operating lease liabilities
Finance leases	788	746	Accrued expenses and other current liabilities
Non-current
Operating leases	22,755	24,787	Non-current operating lease liabilities
Finance leases	2,857	3,285	Other long-term liabilities
Total lease liabilities	$33,453	$35,951

The table below presents supplemental information related to leases as of September 28, 2024 and December 31, 2023:

	September 28, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Finance leases	4.6	5.2
Operating leases	5.4	5.7
Weighted-average discount rate
Finance leases	8.2%	8.2%
Operating leases	5.3%	5.1%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,410	$5,763

The following table summarizes fiscal year maturities of operating lease liabilities as of September 28, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2024	$2,127	$271	$2,398
2025	8,330	1,030	9,360
2026	6,764	934	7,698
2027	4,900	858	5,758
2028	3,383	845	4,228
Thereafter	8,954	436	9,390
Total lease payments	34,458	4,374	38,832
Less: Interest	(4,650)	(729)	(5,379)
Present value of lease liability	$29,808	$3,645	$33,453

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
In-ground Swimming Pools	$74,785	$82,884	$215,575	$252,029
Covers	47,755	47,460	100,126	108,961
Liners	27,956	30,434	105,546	114,635
	$150,496	$160,778	$421,247	$475,625

11. INCOME TAXES

The effective income tax rate for the fiscal quarter and three fiscal quarters ended September 28, 2024 was (0.7)% and 7.6%, respectively, compared to 52.1% and 140.7%, respectively, for the fiscal quarter and three fiscal quarters ended September 30, 2023. The differences between the U.S. federal statutory income tax rate and the Company’s effective income tax rates for the fiscal quarter ended September 28, 2024 and the fiscal quarter ended September 30, 2023 were primarily attributable to the impacts of stock-based compensation expense and foreign income.

12. STOCKHOLDERS’ EQUITY

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

As of September 28, 2024, $77.0 million remained available for share repurchases pursuant to the Repurchase Program. The Company did not repurchase any shares of its common stock during the fiscal quarter ended September 28, 2024. The Company accounts for the excess of the repurchase price over the par value of shares acquired as a reduction to additional paid-in capital.

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

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of sales	$—	$143	$—	$(57)
Selling, general, and administrative	1,844	2,211	5,187	14,944
	$1,844	$2,354	$5,187	$14,887

As of September 28, 2024, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $11.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the three fiscal quarters ended September 28, 2024:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2024	42,886	$19.00
Granted	—	—
Vested	(21,443)	19.00
Forfeited	—	—
Outstanding at September 28, 2024	21,443	$19.00

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the three fiscal quarters ended September 28, 2024:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2024	2,235,479	$3.60
Granted	2,987,677	2.96
Vested	(614,477)	3.67
Forfeited	(220,876)	3.59
Outstanding at September 28, 2024	4,387,803	$3.16

Stock Options

The following table represents the Company’s stock options activity during the three fiscal quarters ended September 28, 2024:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	1,554,294	$15.43
Granted	—	—
Exercised	—	—
Forfeited	(61,384)	16.74
Expired	(95,626)	17.76
Outstanding at September 28, 2024	1,397,284	$15.22	7.15	$137,809
Vested and expected to vest at September 28, 2024	1,397,284	$15.22	7.15	$137,809
Options exercisable at September 28, 2024	817,183	$15.79	7.00	$62,885

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

The following table represents the Company’s stock appreciation rights activity during the three fiscal quarters ended September 28, 2024:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	755,802	$3.16
Granted	—	—
Exercised	—	—
Forfeited	(49,342)	3.24
Outstanding at September 28, 2024	706,460	$3.15	8.63	$2,533,254
Vested and expected to vest at September 28, 2024	706,460	$3.15	8.63	$2,533,254
Stock appreciation rights exercisable at September 28, 2024	161,893	$3.24	8.59	$566,626

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

Performance Stock Units

During the three fiscal quarters ended September 28, 2024, the Compensation Committee of the Board of Directors approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s executive officers.

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

The following table represents the Company’s PSU activity during the three fiscal quarters ended September 28, 2024:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2024	—	$—
Granted	443,100	2.91
Adjustment for expected performance achievement (1)	—	—
Forfeited	—	—
Outstanding at September 28, 2024 (2)	443,100	$2.91

(1)Represents the adjustment to previously granted PSUs based on the Company’s performance expectations as of September 28, 2024.

(2)An additional 443,100 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs outstanding as of September 28, 2024.

14. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income (loss) attributable to common stockholders	$5,896	$6,153	$11,310	$(2,500)
Denominator:
Weighted-average common shares outstanding
Basic	115,564,382	113,538,533	115,358,274	112,629,851
Diluted	118,445,235	114,656,761	117,130,609	112,629,851
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.05	$0.10	$(0.02)
Diluted	$0.05	$0.05	$0.10	$(0.02)

As of September 28, 2024 and December 31, 2023, 115,571,422 and 114,828,896 shares of common stock were issued and outstanding for accounting purposes, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Restricted stock awards	—	64,329	14,295	909,375
Restricted stock units	6,693	57,885	29,700	220,255
Stock options	1,402,036	1,644,520	1,451,745	1,753,740
Stock appreciation rights	—	738,940	435,194	422,874
Performance stock units	—	—	27,708	—

15. RELATED PARTY TRANSACTIONS

BrightAI Services

Starting in 2020, BrightAI Corporation (“BrightAI”) has rendered services to the Company, for which the cost has been capitalized as internal-use software. A co-founder of BrightAI served on the Company’s Board of Directors from December 9, 2020 until his resignation on February 21, 2024. In December 2022, the Company executed an additional agreement with BrightAI for the provision of hardware to run the technology developed by BrightAI and the Company. During the three fiscal quarters ended September 28, 2024 and September 30, 2023, the Company incurred no material amounts and $0.8 million, respectively, associated with services performed by BrightAI, which was recorded as construction in progress within property and equipment, net on the condensed consolidated balance sheet as of September 30, 2023. As of December 31, 2023, the Company had no accounts payable related to BrightAI.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, the implementation of our cost reduction plans and expected benefits, the implementation of our digital transformation and lean manufacturing activities, a potential non-cash impairment charge for goodwill, the recent acquisition and integration of Coverstar Central, LLC (“Coverstar Central”), and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report and as described in other subsequent reports we file or furnish with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. For similar reasons, our past results may not be a reliable indicator of future performance and trends. We encourage you to read this report and our other filings with the SEC carefully. You also should be aware that these risk factors and other information do not describe every risk that we face. New emerging risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.

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

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools, co-branded marketing programs, and in-house training, as well as an operations platform consisting of approximately 1,850 employees across 30 locations.

The full resources of our company are dedicated to designing and manufacturing high-quality pool products, with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers.

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool liners, and pool covers.

Recent Developments

Highlights for the fiscal quarter ended September 28, 2024

●	Decrease in net sales of 6.4%, or $10.3 million, to $150.5 million for the fiscal quarter ended September 28, 2024, compared to $160.8 million for the fiscal quarter ended September 30, 2023.
●	Decrease in net income of $0.3 million to $5.9 million and representing a 3.9% net income margin for the fiscal quarter ended September 28, 2024, compared to net income of $6.2 million and representing a 3.8% net income margin for the fiscal quarter ended September 30, 2023.
●	Decrease in Adjusted EBITDA (as defined below) of $6.3 million to $29.8 million for the fiscal quarter ended September 28, 2024, compared to $36.1 million for the fiscal quarter ended September 30, 2023. Adjusted EBITDA margin decreased from 22.4% to 19.8%.

Highlights for the three fiscal quarters ended September 28, 2024

●	Decrease in net sales of 11.4%, or $54.4 million, to $421.2 million for the three fiscal quarters ended September 28, 2024, compared to $475.6 million for the three fiscal quarters ended September 30, 2023.
●	Increase in net income of $13.8 million to a net income of $11.3 million and representing a 2.7% net income margin for the three fiscal quarters ended September 28, 2024, compared to net loss of $2.5 million for the three fiscal quarters ended September 30, 2023.
●	Decrease in Adjusted EBITDA (as defined below) of $1.5 million to $76.6 million for the three fiscal quarters ended September 28, 2024, compared to $78.1 million for the three fiscal quarters ended September 30, 2023. Adjusted EBITDA margin improved from 16.4% to 18.2%.

Business Update

Ongoing macroeconomic softness has impacted and is expected to continue to impact consumer spending and demand. As anticipated, this resulted in a decline in new in-ground residential pool installations in the first nine months of 2024. Within our in-ground pool product line, fiberglass pools continue to show strength relative to packaged pools.

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

As previously disclosed, we have responded to economic uncertainty by implementing cost reduction programs and lean manufacturing initiatives that structurally reduce our cost basis, while maintaining capacity.

We believe that Latham’s financial model has changed structurally, which has increased our underlying earnings capabilities amid an industry recovery. And we are increasing our investments in sales and marketing and product development initiatives to ensure that we capture an incremental share of in-ground pool sales once volumes rebound.

Strategic Acquisition

Strategic transactions continue to be part of our growth strategy. On August 2, 2024, we completed a stock acquisition (the “Coverstar Central Acquisition”) of Coverstar Central, our exclusive dealer of automatic safety covers in 29 states – mainly in the center of the U.S. Coverstar Central has been our trusted partner since 2006, and this acquisition represents a valuable strategic opportunity that we expect to benefit from in multiple ways. First, the vertical integration of our automatic safety cover product line in the acquired geographies is expected to increase margins. Second, as one company with a fully integrated sales and marketing strategy, we expect to accelerate the sales growth of this product line. Finally, we see opportunities to leverage Coverstar Central’s long-standing relationships with pool builders in its markets to increase the awareness of, and conversion to, fiberglass pools. We believe the Coverstar Central Acquisition will be immediately accretive to our net income, Adjusted EBITDA and Adjusted EBITDA margin for the fiscal year ending December 31, 2024 and enhance our gross margins in the long-term. The cash purchase price was $64.0 million, net of cash acquired. The transaction was fully funded with cash on hand.

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

Results of Operations

Fiscal Quarter Ended September 28, 2024 Compared to Fiscal Quarter Ended September 30, 2023

The following table summarizes our results of operations for the fiscal quarter ended September 28, 2024 and September 30, 2023 (dollars in thousands):

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change in %
	September 28, 2024	Sales	September 30, 2023	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$150,496	100.0%	$160,778	100.0%	$(10,282)	0.0%
Cost of sales	101,807	67.6%	112,633	70.1%	(10,826)	(2.5)%
Gross profit	48,689	32.4%	48,145	29.9%	544	2.5%

Selling, general, and administrative expense	28,336	18.8%	23,431	14.6%	4,905	4.2%
Amortization	6,982	4.7%	6,635	4.1%	347	0.6%
Income from operations	13,371	8.9%	18,079	11.2%	(4,708)	(2.3)%
Other expense (income):
Interest expense, net	9,155	6.1%	5,980	3.7%	3,175	2.4%
Other (income) expense, net	(693)	(0.5)%	1,031	0.7%	(1,724)	(1.2)%
Total other expense, net	8,462	5.6%	7,011	4.4%	1,451	1.2%
Earnings from equity method investment	944	0.6%	1,771	1.2%	(827)	(0.6)%
Income before income taxes	5,853	3.9%	12,839	8.0%	(6,986)	(4.1)%
Income tax (benefit) expense	(43)	—%	6,686	4.2%	(6,729)	(4.2)%
Net income	$5,896	3.9%	$6,153	3.8%	$(257)	0.1%
Adjusted EBITDA(a)	$29,829	19.8%	$36,083	22.4%	$(6,254)	(2.6)%

________________________________________

(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $150.5 million for the fiscal quarter ended September 28, 2024, compared to $160.8 million for the fiscal quarter ended September 30, 2023. The $10.3 million, or 6.4%, decrease in net sales was because of a $9.5 million decrease in sales volume and a $0.8 million decrease from lower pricing. The sales volume decrease was primarily driven by continued soft industry conditions and a challenging macroeconomic environment. The decrease in net sales of $10.3 million across our product lines consisted of a decrease $8.1 million for in-ground swimming pools and $2.5 million for liners, partially offset by a $0.3 million increase for covers aided by the Coverstar Central acquisition.

Cost of Sales and Gross Margin

Cost of sales was $101.8 million for the fiscal quarter ended September 28, 2024, compared to $112.6 million for the fiscal quarter ended September 30, 2023. Gross margin increased by 2.5%, to 32.4% of net sales for the fiscal quarter ended September 28, 2024, compared to 29.9% of net sales for the fiscal quarter ended September 30, 2023. The $10.8 million, or 9.6%, decrease in cost of sales was primarily the result of the decrease in sales volume which in turn was partially offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs and lower material costs. The 2.5% increase in gross margin was primarily driven by the impact of production efficiencies resulting from lean manufacturing and value engineering programs and procurement improvements that resulted in lower material costs and the acquisition of Coverstar Central.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $28.3 million for the fiscal quarter ended September 28, 2024, compared to $23.4 million for the fiscal quarter ended September 30, 2023. The $4.9 million, or 20.9%, increase in selling, general, and administrative expense was primarily driven by increased spending on sales and marketing to further strengthen our position ahead of a market turnaround, performance-based compensation and the acquisition of Coverstar Central, partially offset by a $0.4 million decrease in non-cash stock-based compensation expense.

Amortization

Amortization was $7.0 million for the fiscal quarter ended September 28, 2024, compared to $6.6 million for the fiscal quarter ended September 30, 2023. The $0.4 million, or 5.2%, increase in amortization was driven by the acquisition of Coverstar Central.

Interest Expense, net

Interest expense, net was $9.2 million for the fiscal quarter ended September 28, 2024, compared to $6.0 million for the fiscal quarter ended September 30, 2023. The $3.2 million, or 53.1%, increase in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the fiscal quarter ended September 30, 2023.

Other (Income) Expense, Net

Other income, net was $ (0.7) million for the fiscal quarter ended September 28, 2024, compared to other expense, net of $1.0 million for fiscal quarter ended September 30, 2023. The $1.7 million increase in other income, net was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $0.9 million for the fiscal quarter ended September 28, 2024, compared to $1.8 million for the fiscal quarter ended September 30, 2023, due to the financial performance of Premier Pools & Spa.

Income Tax (Benefit) Expense

Income tax benefit was less than $(0.1) million for the fiscal quarter ended September 28, 2024, compared to income tax expense of $6.7 million for the fiscal quarter ended September 30, 2023. Our effective tax rate was (0.7)% for the fiscal quarter ended September 28, 2024, compared to 52.1% for the fiscal quarter ended September 30, 2023. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended September 28, 2024 and September 30, 2023 was primarily attributable to the impacts of stock-based compensation expense and foreign income.

Net Income

Net income was $5.9 million for the fiscal quarter ended September 28, 2024, compared to $6.2 million for the fiscal quarter ended September 30, 2023. The $0.3 million, or 4.2%, decrease in net income was primarily because of the factors described above.

Net Income Margin

Net income margin was 3.9% for the fiscal quarter ended September 28, 2024, compared to 3.8% for the fiscal quarter ended September 30, 2023. The 0.1% increase in net income margin was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $29.8 million for the fiscal quarter ended September 28, 2024, compared to $36.1 million for the fiscal quarter ended September 30, 2023. The $6.3 million, or 17.3%, decrease in Adjusted EBITDA was primarily because of the decrease in cost of sales and an increase in selling, general and administrative expenses, partially offset by the decrease in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 19.8% for the fiscal quarter ended September 28, 2024, compared to 22.4% for the fiscal quarter ended September 30, 2023. The 2.6% decrease in Adjusted EBITDA margin was primarily because of a $6.3 million decrease in Adjusted EBITDA, compared to the fiscal quarter ended September 30, 2023, which were impacted by the factors described above.

Three Fiscal Quarters Ended September 28, 2024 Compared to Three Fiscal Quarters Ended September 30, 2023

The following table summarizes our results of operations for the three fiscal quarters ended September 28, 2024 and September 30, 2023:

	Three Fiscal Quarters Ended
		% of Net		% of Net	Change	Change in %
	September 28, 2024	Sales	September 30, 2023	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$421,247	100.0%	$475,625	100.0%	$(54,378)	0.0%
Cost of sales	288,948	68.6%	343,877	72.3%	(54,929)	(3.7)%
Gross profit	132,299	31.4%	131,748	27.7%	551	3.7%

Selling, general, and administrative expense	81,174	19.3%	86,697	18.2%	(5,523)	1.1%
Amortization	19,822	4.7%	19,902	4.2%	(80)	0.5%
Income from operations	31,303	7.4%	25,149	5.3%	6,154	2.1%
Other expense (income):
Interest expense, net	20,150	4.8%	21,270	4.5%	(1,120)	0.3%
Other expense, net	1,697	0.4%	205	—%	1,492	0.4%
Total other expense, net	21,847	5.2%	21,475	4.5%	372	0.7%
Earnings from equity method investment	2,785	0.7%	2,468	0.5%	317	0.2%
Income before income taxes	12,241	2.9%	6,142	1.3%	6,099	1.6%
Income tax expense	931	0.2%	8,642	1.8%	(7,711)	(1.6)%
Net income (loss)	$11,310	2.7%	$(2,500)	(0.5)%	$13,810	3.2%
Adjusted EBITDA(a)	$76,598	18.2%	$78,115	16.4%	$(1,517)	1.8%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income (loss), the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $421.2 million for the three fiscal quarters ended September 28, 2024, compared to $475.6 million for the three fiscal quarters ended September 30, 2023. The $54.4 million, or 11.4%, decrease in net sales was because of a $51.7 million decrease in sales volume and a $2.7 million decrease from lower pricing. The net sales decrease was primarily driven by continued macroeconomic weakness and consisted of a decrease of $36.5 million for in-ground swimming pools, $9.1 million for liners and $8.8 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $288.9 million for the three fiscal quarters ended September 28, 2024, compared to $343.9 million for the three fiscal quarters ended September 30, 2023. Gross margin increased by 3.7%, to 31.4% of net sales for the three fiscal quarters ended September 28, 2024, compared to 27.7% of net sales for the three fiscal quarters ended September 30, 2023. The $55.0 million, or 16.0%, decrease in cost of sales was primarily the result of the decrease in sales volume, the impact of production efficiencies resulting from lean manufacturing and value engineering programs and lower material costs, partially offset by the acquisition of Coverstar Central. The 3.7% increase in gross margin was primarily driven by the impact of previously announced restructuring programs, the impact of production efficiencies from lean manufacturing and value engineering programs, cost control, material deflation in line with expectations and supplier optimization. Deflation and supplier optimization partially offset the price decrease mentioned above.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $81.2 million for the three fiscal quarters ended September 28, 2024, compared to $86.7 million for the three fiscal quarters ended September 30, 2023. The $5.5 million, or 6.4%, decrease in selling, general, and administrative expense was primarily driven by a $9.8 million decrease in non-cash stock-based compensation expense, as well as our cost containment initiatives and restructuring programs, partially offset by an increase in performance-based compensation and increased spending on sales and marketing to further strengthen our position ahead of a market turnaround.

Amortization

Amortization was $19.8 million for the three fiscal quarters ended September 28, 2024, compared to $19.9 million for the three fiscal quarters ended September 30, 2023. The $0.1 million, or 0.4%, decrease in amortization was driven by certain definite-lived intangible assets becoming fully amortized during the fiscal year ended December 31, 2023 partially offset by the acquisition of Coverstar Central.

Interest Expense, net

Interest expense, net was $20.2 million for the three fiscal quarters ended September 28, 2024, compared to $21.3 million for the three fiscal quarters ended September 30, 2023. The $1.1 million, or 5.3%, decrease in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the three fiscal quarters ended September 30, 2023.

Other Expense, Net

Other expense, net was $1.7 million for the three fiscal quarters ended September 28, 2024, compared to $0.2 million for the three fiscal quarters ended September 30, 2023. The $1.5 million increase in other expense, net was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $2.8 million for the three fiscal quarters ended September 28, 2024, compared to $2.5 million for the three fiscal quarters ended September 30, 2023, due to the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $0.9 million for the three fiscal quarters ended September 28, 2024, compared to income tax expense of $8.6 million for the three fiscal quarters ended September 30, 2023. Our effective tax rate was 7.6% for the three fiscal quarters ended September 28, 2024, compared to 140.7% for the three fiscal quarters ended September 30, 2023. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the three fiscal quarters ended September 28, 2024 and September 30, 2023 was primarily attributable to the impacts of stock-based compensation expense and foreign income.

Net Income (Loss)

Net income was $11.3 million for the three fiscal quarters ended September 28, 2024, compared to $2.5 million of net loss for the three fiscal quarters ended September 30, 2023. The $13.8 million, or 552.4%, increase in net income was primarily because of the factors described above.

Net Income (Loss) Margin

Net income margin was 2.7% for the three fiscal quarters ended September 28, 2024, compared to net loss margin of 0.5% for the three fiscal quarters ended September 30, 2023. The 3.2% increase in net income margin was driven by a $13.8 million increase in net income, compared to the three fiscal quarters ended September 30, 2023 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $76.6 million for the three fiscal quarters ended September 28, 2024, compared to $78.1 million for the three fiscal quarters ended September 30, 2023. The $1.5 million, or 1.9%, decrease in Adjusted EBITDA was primarily because of the decrease in net sales, partially offset by the decrease in cost resulting from lean manufacturing and value engineering programs, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 18.2% for the three fiscal quarters ended September 28, 2024, compared to 16.4% for the three fiscal quarters ended September 30, 2023. The 1.8% increase in Adjusted EBITDA margin was primarily because of a decrease in cost of sales and selling, general and administrative expenses, compared to the three fiscal quarters ended September 30, 2023, which was impacted by the other factors described above.

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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

	(dollars in thousands)
Net income (loss)	$5,896	$6,153	$11,310	$(2,500)
Depreciation and amortization	11,323	10,500	32,291	29,784
Interest expense, net	9,155	5,980	20,150	21,270
Income tax (benefit) expense	(43)	6,686	931	8,642
Loss on sale and disposal of property and equipment	41	118	118	131
Restructuring charges(a)	132	1,818	497	2,615
Stock-based compensation expense(b)	1,844	2,354	5,187	14,887
Unrealized (gains) losses on foreign currency transactions(c)	(722)	1,400	1,668	932
Strategic initiative costs(d)	706	1,063	2,680	3,065
Acquisition and integration related costs(e)	1,930	—	2,305	11
Odessa fire(f)	—	11	—	(760)
Other(g)	(433)	—	(539)	38
Adjusted EBITDA	$29,829	$36,083	$76,598	$78,115
Net sales	$150,496	$160,778	$421,247	$475,625
Net income (loss) margin	3.9%	3.8%	2.7%	(0.5)%
Adjusted EBITDA margin	19.8%	22.4%	18.2%	16.4%

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

As of September 28, 2024, we had $59.9 million of cash, $282.8 million of outstanding indebtedness and an additional $75.0 million of borrowing availability under our Revolving Credit Facility. On August 2, 2024, we completed the Coverstar Central Acquisition. The cash purchase price was $64.0 million, net of cash acquired. The Coverstar Central Acquisition was fully funded with cash on hand. While our existing cash balances and net cash provided by operating activities have generally been sufficient to fund our general corporate and working capital needs, our use of significant existing cash on hand to fund the Coverstar Central Acquisition may require us in the future to utilize a portion of our borrowing availability under our Revolving Credit Facility.

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

As of September 28, 2024, we were in compliance with all covenants under the Revolving Credit Facility and the Term Loan.

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

As of September 28, 2024, we had no outstanding borrowings under the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

As of September 28, 2024, we had $282.8 million of outstanding borrowings under the Term Loan.

Share Repurchase Program

On May 10, 2022, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorizes us to repurchase up to $100 million of our shares of common stock by May 2025. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our outstanding shares under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. We did not repurchase any shares of our common stock during the fiscal quarter ended September 28, 2024. As of September 28, 2024, $77.0 million remained available for share repurchases pursuant to our Repurchase Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Fiscal Quarters Ended
	September 28, 2024	September 30, 2023

	(in thousands)
Net cash provided by operating activities	$55,150	$88,123
Net cash used in investing activities	(77,907)	(28,273)
Net cash used in financing activities	(20,198)	(12,874)
Effect of exchange rate changes on cash	54	(1,489)
Net (decrease) increase in cash	$(42,901)	$45,487

Operating Activities

During the three fiscal quarters ended September 28, 2024, operating activities provided $55.2 million of cash. Net income, after adjustments for non-cash items, provided cash of $60.3 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which used $5.2 million. Net cash used by changes in our operating assets and liabilities for the three fiscal quarters ended September 28, 2024 consisted primarily of a $35.6 million increase in trade receivables, a $6.6 million increase in income tax receivable, a $2.3 million increase in prepaid expenses and other current assets and a $0.6 million increase in other long-term liabilities, partially offset by a $25.5 million decrease in inventories, a $10.4 million increase in accounts payable, a $3.4 million increase in accrued expenses and other current liabilities, and a $0.6 million decrease in other assets. The change in trade receivables was primarily driven by the timing of net sales, the change in inventories was driven by efforts to meet a reduced demand outlook while maintaining lead times and service levels and the changes in accounts payable were primarily driven by volume of purchases and timing of payments.

During the three fiscal quarters ended September 30, 2023, operating activities provided $88.1 million of cash. Net loss, after adjustments for non-cash items, provided cash of $56.0 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which provided $32.1 million. Net cash provided by changes in our operating assets and liabilities for the three fiscal quarters ended September 30, 2023 consisted primarily of a $61.7 million decrease in inventories, a $3.0 million increase in other long-term liabilities and a $2.1 million increase in accounts payable partially offset by a $28.7 million increase in trade receivables, a $4.3 million increase in other assets, a $1.5 million increase in income tax receivable, a $0.3 million increase in prepaid expenses and other current assets and a $0.2 million decrease in accrued expenses and other current liabilities. The change in trade receivables was primarily driven by the timing of net sales, and the decrease in inventories was primarily driven by efforts to meet demand outlook while maintaining lead times and service levels. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments

Investing Activities

During the three fiscal quarters ended September 28, 2024, investing activities used $77.9 million of cash, consisting of our acquisition of Coverstar Central for cash consideration of $64.0 million, net of cash acquired, and purchases of property and equipment for $13.9 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, the majority of which relates to finishing up carryover projects from the prior fiscal year.

During the three fiscal quarters ended September 30, 2023, investing activities used $28.3 million of cash, consisting of purchases of property and equipment for $28.3 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

Financing Activities

During the three fiscal quarters ended September 28, 2024, financing activities used $20.2 million of cash, primarily consisting of repayments on long-term debt borrowings of $19.6 million and repayments of finance lease obligations of $0.6 million.

During the three fiscal quarters ended September 30, 2023, financing activities used $12.9 million of cash, primarily consisting of repayments on revolving credit facilities of $48.0 million, repayments on long-term debt borrowings of $12.4 million, and repayments of finance lease obligations of $0.4 million, partially offset by borrowings on revolving credit facilities of $48.0 million.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the three fiscal quarters ended September 28, 2024 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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

During the three fiscal quarters ended September 28, 2024, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Interest Rate Risk

We entered into an additional interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, we fixed our SOFR borrowing rate on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes.

An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of September 28, 2024, would cause an increase or decrease to annual interest expense, net of approximately $1.3 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 28, 2024.

Changes in Internal Control over Financial Reporting

Starting in the second quarter of 2024, as part of a multi-year implementation of a new enterprise resource planning (“ERP”) system, the Company began utilizing certain aspects of the new ERP system. Eventually, this ERP system will replace the existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to its management team. The Company does not believe the changes implemented to date represent a material change in internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations and businesses, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended September 28, 2024. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to $100.0 million of our shares of common stock by May 2025. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. As of September 28, 2024, $77.0 million remained available for share repurchases pursuant to the repurchase program. We did not repurchase any shares of our common stock during the fiscal quarter ended September 28, 2024.

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the fiscal quarter ended September 28, 2024, none of the Company’s directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement.”

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

Date:       November 6, 2024

LATHAM GROUP, INC.

/s/ Oliver C. Gloe
Oliver C. Gloe
Chief Financial Officer
(Principal Financial Officer)