Form 10-K
period 2024-12-31
Latham Group, Inc.
filed 2025-03-05
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of February 28, 2025, 115,776,595 shares of the registrant’s common stock, $0.0001 par value were outstanding.

The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market on June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $125,148,754. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers, directors and holders of 10% or more of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

With an operating history that spans over 65 years, we offer the industry’s broadest portfolio of pools and related products, including in-ground swimming pools, pool covers, and pool liners.

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

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners.

Our operations consist of approximately 1,800 employees across about 30 locations. The broad geographic reach of our national manufacturing and distribution network allows us to service our customers on short lead times and to deliver our products in a cost-effective manner. Our mission is to design and manufacture high-quality pool products, with the homeowner in mind, and to be a value-added partner to our dealers.

Industry

Over the last decade, macroeconomic trends have driven an increase in reinvestment in the home, and we expect that consumers will continue to focus a portion of their rest-and-relaxation spending on exterior living spaces as they look for more ways to spend time outdoors.

Demand for our products has also been affected by the level of interest rates and the availability of credit, consumer confidence and spending, housing affordability, demographic trends, employment levels, and other macroeconomic factors that may influence the extent to which consumers engage in renovations to their backyard, including pool installation projects to enhance the outdoor living spaces of their homes.

Fiberglass pools are underpenetrated in the United States residential in-ground swimming pool market relative to other geographic markets, such as Australia, New Zealand, and Western Europe. A conversion to fiberglass pools from legacy pool construction materials is being driven by greater homeowner awareness of the benefits of fiberglass products. As a result of material conversion away from legacy pool construction materials such as concrete, market share growth of fiberglass pool starts in the United States is meaningfully outpacing that of the broader in-ground swimming pool market. Despite this growth, fiberglass pools still have significant runway for growth in the United States relative to comparable international markets.

The benefits of fiberglass products include:

●	Lower up-front and lifecycle costs. Fiberglass pools cost less and have lower operating and repair expenses compared to concrete pools.
●	Faster and easier installation. Fiberglass pools can be installed in as little as two to three days, compared to up to three or more months for concrete pools of comparable size.
●	Premium quality and aesthetics. We believe our fiberglass pool offering is the most attractive on the market. Our special finishing process allows a smooth and lustrous finish for traction where you need it (such as steps).
●	Less chemicals. The smooth non-porous finish of fiberglass significantly reduces the need for harsh chemicals to treat the pool. It also allows homeowners to opt for an eye- and skin-friendly saltwater pool, without concern for corrosion.
●	Lifetime warranty. Our fiberglass pools are guaranteed to the original purchaser for a lifetime and do not need to be resurfaced or repainted every eight to ten years like legacy materials such as concrete.

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

Drive Fiberglass and Automatic Safety Cover Adoption in the Sand States

In 2024, the Sand States (which we define as Florida, Texas, Arizona and California) accounted for approximately two-thirds of the pool starts in the United States. As the largest pool manufacturer in the United States, this provides a clear opportunity for our market share expansion. Our goals in executing this strategy are to expand our pool dealer base, target planned communities, align our product offerings with market demand, and address our marketing campaigns specifically to consumers and builders in these regions. Our primary focus in the Sand States is driving the conversion to fiberglass pools from concrete but we also see this as an opportunity to increase adoption of automatic safety covers.

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

Secure Additional Strategic Partnerships with Priority Dealers to Gain Share

Our approach as a true business partner with our dealers positions us to gain share in our industry. With our differentiated portfolio of products, manufacturing capabilities, customer service, and homeowner connectivity, we have developed a reputation as an innovative and dependable partner to our dealers and distributors. Through our “Latham University” training program, our dealer partners discover firsthand the benefits of fiberglass pools, including the ease and speed of installation. Dealers also learn both basic and advanced fiberglass pool installation techniques. We have exclusive supply arrangements with many of our top dealer partners. As the only participant with national distribution in the fiberglass pool product category, we intend to continue pursuing strategic partnerships with priority dealers in underpenetrated geographical markets that can help us accelerate our growth.

Grow Industry Capacity by Onboarding and Training New Dealer Partners

We believe that there is a tremendous opportunity to expand the capacity of skilled dealer partners to support future industry growth and our continued market penetration. As such, we intend to continue to use our leadership position in the industry to educate small business owners currently installing concrete pools, as well as those in related trades, about the economic opportunities available in the fiberglass product category of the pool market. We further intend to onboard, train, and support dealers with the same emphasis we have placed on our existing dealer partnerships, including our co-branding programs, “Latham University” and our “Business Excellence” coaching, designed to help them manage their growth. Leveraging our investments and management expertise positions us to play a key role in growing the industry’s pool building capacity.

Expand Margins through Mix Shift Towards Fiberglass and Productivity Initiatives

We have made significant manufacturing capacity investments to support the long-term growth of fiberglass pools and we have an opportunity to increase our margins as we grow into our capacity investments and our product mix. Additionally, we expect that our investments in people, processes, and equipment aimed at enhancing our manufacturing efficiency will expand our margins. In particular, we have structurally changed our cost base in the last two years through value engineering, lean manufacturing and other cost reduction initiatives as well as enhanced procurement programs.

Strategic Acquisitions that Enhance the Latham Platform

The pool industry offers attractive opportunities for strategic acquisitions to drive consolidation and expand our product offering. We have historically undertaken strategic acquisitions to expand our geographic reach within the United States and internationally, enhance our product portfolio, and drive operational efficiencies. For example, in August 2024, we acquired Coverstar Central, LLC (“Coverstar Central”), our exclusive dealer of automatic safety covers in 29 states and our trusted partner since 2006. With key integration activities complete, our revenue synergy initiatives are underway through an integrated marketing and sales strategy to effectively reach the builder and consumer markets. We will continue to focus on acquiring high-quality, market-leading businesses with teams, capabilities, and technologies that are complementary to our existing offerings and that enable us to better serve homeowners and dealer partners.

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

In-ground Swimming Pools

Fiberglass Pools

We are the largest fiberglass pool manufacturer in North America, Australia and New Zealand. Demand for our fiberglass pools is driven by both accelerating material conversion from legacy pool construction materials, especially concrete, and the long-term value that our pools deliver to our homeowners through both lower up-front and lifecycle costs. We offer an extensive portfolio of fiberglass pools with customizable features that include unique colors, elaborate finishes, floor mosaics, lighting options, water features, in-floor cleaning, tanning ledges, and spillover spas. Our pools come in a variety of different shapes and sizes and are known by homeowners for their premium quality and aesthetics. Our fiberglass pools offer significant cost, installation, and maintenance advantages over traditional concrete pools while requiring fewer chemicals. Our innovative product portfolio is made up of a fiberglass, carbon fiber and Kevlar build and is backed by a lifetime warranty to the original purchaser, providing our homeowners with peace of mind and security. Our fiberglass pools can be installed in as little as two to three days, compared to three months or more for comparable concrete pools.

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

Liners

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

Automatic Safety Covers

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

Brands

In North America, we operate under one banner, Latham, the Pool Company. Our literature for dealers, marketing materials, our website, social media, advertising and promotion and our co-branding of dealer premises each reflect the Latham branding. Our sub-brands, which sit under the Latham master brand, include NarellanTM, CoverStarTM, Radiant, and GLI, among others.

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

Our exclusive supply agreement with Premier Holdco, LLC (“Premier Pools & Spas”), certain of its subsidiaries and its franchisees, which provided for certain volume and growth rebates based on the sales of certain of our products to Premier Pools & Spas franchisees, terminated effective January 16, 2025 and was replaced with a non-exclusive, preferred supplier agreement. For additional information, see Note 4 to our Consolidated Financial Statements included elsewhere in this Annual Report.

We have long-term relationships with both our dealers and distributors. Our largest distributor, which provides valuable local market support with a network of over 300 locations, accounted for 21.0% of our net sales in 2024, 20.3% of our net sales in 2023, and 20.3% of our net sales in 2022. We have maintained a strong relationship with our largest distributor for over 25 years, as well as with the distributor’s nationwide network of operators, who are responsible for daily operations and purchasing decisions. Our top ten dealer and distributor relationships accounted for 42.8% of our net sales in 2024, 40.4% of our net sales in 2023 and 39.4% of our net sales in 2022.

Manufacturing

We are a global manufacturer based in the United States, delivering quality products with a competitive cost position. Our manufacturing processes require significant capital investment and expertise. We have continuously invested to expand our manufacturing capacity and to improve our manufacturing processes for efficiency and consistency. In particular, we have implemented significant value engineering and lean manufacturing initiatives in the last two years. We have sufficient capacity and capability to support our growth targets over the next several years. We are in the middle of our digital transformation effort to upgrade our enterprise technology and resource planning systems. We use our own fleet of trucks and drivers, as well as third-party common carriers to ship our finished products.

In-ground Swimming Pools

The manufacture of fiberglass pools requires highly specialized equipment and a technically skilled workforce. We manufacture fiberglass pools by applying various layers of materials onto a mold, ending with the fiberglass finish that gives these pools their name. We have the largest mold portfolio in the industry, designed to meet customer needs.

We use an eight-layer building process to provide an industry-leading thickness and durability formula for our fiberglass pools. We use finite element analysis, which is a computerized method for predicting how a product reacts to real-world forces, vibration, heat, fluid flow, and other physical effects. This allows us to model the fiberglass pools that we build to minimize the risk of any structural weak points in the designs. Our use of a flow-controlled material delivery system allows us to ensure that we are applying the appropriate mixture of resin and material, and to align the mixture to the temperature and humidity of the local environment of our production plant.

Our coast-to-coast network of facilities allows us to be within a close proximity to our customers with shorter lead times and lower transportation costs. This is a key competitive advantage as transportation costs of fiberglass pools become increasingly expensive with longer shipping distances. We have our own fleet of delivery vehicles and drivers, who complement our third-party distributor partners and ensure timely delivery during the peak building season. Once our fiberglass pools are delivered to their destination, our dealers provide quality installation and support to homeowners.

The manufacture of our custom vinyl pools requires different techniques based on the product type. For our polymer wall vinyl pools, we have a facility that produces all of our polymer panels on structural foam equipment, which requires unique and specialized molds for each panel, as well as a system to inject the resin into the molds. Our highly-engineered plastic molding machines provide us the leading-edge capability to mold high-quality structural panels in customized, proprietary shapes. For our steel panel vinyl pools, we have various processes and highly-engineered metal processing machines that have the capability to convert flat coil steel through various steps into panels that have been punched, bent, seamed, welded, and stacked. The use of a multi-head “soft” tooling cartridge allows simple and fast change-over times and high tolerance performance. We also have customized jigs and equipment to produce special sized panels as needed.

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

Raw Materials and Suppliers

We utilize a centralized sourcing model that includes a dedicated team of procurement professionals so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model focuses on achieving competitive costs and ensuring supply availability. The manufacturing facilities coordinate all material deliveries with respect to volume and timing to ensure proper alignment between consumption and working capital programs. In particular, we have implemented enhanced procurement programs to further diversify our supplier base in the last two years. In 2024, we purchased supplies from 236 suppliers, with 64% of supplies being purchased from our top ten suppliers and 13% of supplies being purchased from our largest supplier.

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

Through focused demonstrations, education, product training, and other sales support efforts, we are helping our dealers to increase lead conversion rates and quality installations, thereby driving the consumer demand. We established “Latham University” in Zephyrhills, Florida, where we provide both start-up training and education on fiberglass pool advantages and best practices, sales training, and advanced pool installation to our dealers. Additionally, we provide on-site installation assistance to our new dealer partners on their initial fiberglass pool installation. In 2024, we continued the roll-out of Measure by Latham ("Measure"), a proprietary advanced AI-powered device that significantly reduces dealer time and error in measuring swimming pool safety covers, which we initially launched in early 2023. Measure is an end-to-end solution that provides dealers with a simple, cost-effective user experience, high-performance measuring accuracy, and a modernized ordering process. As of February 2025, we have added the capability to measure vinyl liners.

To facilitate the decision to buy, we offer warranties for our products. In addition, to assist consumers in financing their pool purchase, we connect them to specialist pool financing providers with which we partner.

Competition

We hold the leading position in each of our product categories in North America, Australia and New Zealand. We compete with regional and local manufacturers on the basis of a number of considerations, including brand recognition and loyalty, quality, performance, product characteristics, marketing, product development, sales and distribution, and price. We believe we compete favorably with respect to these factors through our differentiated consumer value proposition; brand, breadth and quality of our product portfolio; national manufacturing footprint in the United States; and large network of dealers.

The main alternative to vinyl and fiberglass pools are concrete pools, which are built in the ground and are constructed by pouring concrete over steel rods to create the shell of the pool. Concrete pools require frequent and more costly maintenance than fiberglass. Based on our knowledge of our dealers, we believe it takes three months or more to install a concrete pool compared to two to three days for fiberglass. We do not participate in the concrete pool market other than to provide automatic safety covers and all-season covers for concrete pools. We believe that the shift in material from concrete to fiberglass that the North American in-ground swimming pool industry is undergoing will favor our business. See “Risk Factors—Risks Related to Our Operations and Industry—We face competition both from within our industry and from other outdoor living products and if we are not able to compete effectively, our prospects for future success will be jeopardized.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Volume of Products Sold.”

Seasonality

Although we generally have demand for our products throughout the year, our business is seasonal, and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest (or net loss is lowest) during the second and third quarters, representing the peak months of swimming pool use, pool installation, and remodeling and repair activities. Calendar years having severe weather also play a role in affecting sales growth, as particularly rainy or cold years tend to slow the volume of sales, including as a result of complicating conditions for pool installations. These scenarios are partially mitigated by our geographic diversity, both across the United States and through international markets. See “Risk Factors — Risks Related to Our Operations and Industry — Adverse weather conditions could negatively impact our sales, as well as result in significant variability of sales in reporting periods.”

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

Acquisitions and Partnerships

We have made five strategic acquisitions and one strategic investment since 2019: the purchase of CoverStar Central, an automatic safety cover dealer, in August 2024; the purchase of certain fiberglass pool manufacturing assets in Seminole, Oklahoma, in November 2022; the purchase of Radiant Pools, a manufacturer of vinyl-lined and aluminum-walled swimming pools, in November 2021; the purchase of GLI, a vinyl liner and safety cover manufacturer based in Ohio, in October 2020; and the purchase of Narellan, a manufacturer of fiberglass pools in Australia and New Zealand, in May 2019. We also made a strategic investment in October 2020 by acquiring a minority interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools. We anticipate that we will continue to look to grow our portfolio of outdoor living products through further acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Our Performance — Acquisitions and Partnerships.”

Human Capital Resources

As of December 31, 2024, we had 1,817 full-time employees, of whom 142 were based outside of North America.

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

Employee Engagement and Inclusion

Employee engagement and inclusion, and belonging are fundamental principles in our culture. We are committed to fostering, cultivating, celebrating, and preserving a culture of belonging among our employees, customers, and suppliers. Latham’s initiatives include, but are not limited to, our practices and policies on recruitment and selection; compensation; benefits plan design; professional development and training; promotions; transfers; internal communications; social and recreational programs; terminations; and both ongoing development of a work environment that encourages and enforces respectful communication, teamwork, work/life balance, and engaging in community efforts that promote a greater understanding and respect for the principles of diversity.

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

Environmental, Social, and Governance

To achieve long-term success as a business, we recognize the need to align our business strategy and priorities with the expectations of our stakeholders, and our ambition is to lead our industry towards a more sustainable future. Since launching our formal environmental, social and governance (“ESG”) program in 2021, we have worked with independent consultants to assess our ESG performance, benchmark our efforts against our competitors, and establish and implement a comprehensive strategy to manage ESG risks and opportunities effectively.

Our Board of Directors (“Board”) views oversight and effective management of ESG related risks and opportunities as essential to the Company’s ability to execute its strategy and achieve long-term sustainable growth. Our management team develops ESG strategy and related goals and policies through an ESG working group, and our ESG program is overseen by the Nominating and Corporate Governance Committee of our Board. The working group is a cross-functional team managing the day-to-day implementation of company initiatives and accountability for performance. Our Nominating and Corporate Governance Committee reviews the Company’s progress towards the achievement of its ESG strategy and goals on a periodic basis.

Beginning in 2022, we published an annual ESG report highlighting our progress in each of the priority ESG topics and actions that are most relevant to our business and our stakeholders that were determined by a materiality assessment conducted in 2021. We have since published, and plan to continue to publish, an annual ESG report to update our stakeholders on our ongoing journey.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (this “Annual Report” or “report” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, changes in U.S. trade priorities, policies, regulations and tariffs, the implementation of our cost reduction plans and expected benefits, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under the section of this Annual Report titled “Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report, or as described on other subsequent reports we file or furnish with the SEC. For similar reasons, our past results may not be a reliable indicator of future performance or trends. We encourage you to read this report and our other filings with the SEC carefully. You also should be aware that these risk factors and other information do not describe every risk that we face. New emerging risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.

These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report or the date specified herein, and we have based these forward-looking statements on our current expectations and projections about future events and trends. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report. We anticipate that subsequent events and developments will cause our views to change. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Item 1A. Risk Factors

You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Annual Report, including our Consolidated Financial Statements and related notes included elsewhere in this Annual Report, before making an investment decision. In addition, past financial performance may not be a reliable indicator of future performance and historical trends may not predict results or trends in future periods. Any of the following risks, individually or collectively, could materially adversely affect our business, financial condition, and results of operations, in which case the trading price of our common stock could decline and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described below. These risks include, but are not limited to, the following:

●	unfavorable economic conditions and the related impact on consumer spending and demand for our products;
●	inflationary impacts, including on our costs of labor, raw materials and services and on consumer demand for pool products;
●	our reliance on global third-party suppliers and related impact on price, quality and quantity of raw materials;
●	the impact of trade policies, including tariffs, on products, raw materials and components we import into the U.S.;
●	declining home ownership rates adversely affect demand for our products;
●	competition that we face;
●	natural disasters, including resulting from climate change, geopolitical events, war, terrorism, public health emergencies or other catastrophic events;
●	our reliance on our information technology systems and potential disturbances or breaches to our technological infrastructure;
●	adverse weather conditions impacting our sales and timing of sales;
●	pricing pressures resulting from industry consolidation;

●	interruption of our production capability at one or more of our manufacturing facilities from accident, fire, calamity or other causes or events affecting the global economy;
●	product quality issues, warranty claims, installation or safety concerns and other claims, including those due to the failure of builders to follow our product installation instructions and specifications and our installation of autocovers;
●	our ability to keep pace with rapidly evolving technological developments and standards, such as generative artificial intelligence;
●	delays in, or systems disruptions issues caused by, the implementation of our enterprise resource planning system;
●	our ability to attract, develop and retain highly qualified personnel;
●	our ability to collect accounts receivables from our customers;
●	compliance with new and existing government regulations;
●	our ability to obtain transportation services to deliver our product and to obtain raw materials timely or increases in the cost of transportation;
●	our ability to obtain, maintain and enforce intellectual property protection for our current and future products, and third-party claims against us for violation of their intellectual property;
●	the risks of doing business internationally;
●	our ability to realize the anticipated growth opportunities and cost synergies from acquisitions;
●	possible impairments to our goodwill, other intangible assets or fixed assets;
●	our ability to secure financing and our substantial indebtedness; and
●	the other factors set forth under “Risk Factors.”

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

Consumer discretionary spending affects our sales of swimming pools and related products and is impacted by factors outside of our control, including general economic conditions, housing affordability, demographic trends, employment rates and wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and spending and to the availability of credit . In particular, we believe that the availability of credit is an important factor enabling the purchase of new pools because a significant percentage of consumers finance their pool installations. The recent and continued combination of high interest rates and high inflation have reduced the affordability of mortgages and increased the cost of home improvement projects. Tightening consumer credit or increases in interest rates could reduce the number of consumers that obtain financing for pools, which would negatively impact our sales. In economic downturns such as we experienced in 2023 and 2024, and which is expected to continue into 2025, the demand for swimming pools and related products has declined and we expect that such demand will be constrained in the future until we see a recovery in discretionary consumer spending among pool eligible households.

Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income, or consumer access to credit, may reduce our sales and materially adversely affect our business, financial condition, and results of operations. In addition, the cyclicality in consumer demand for our products that we do not control increases the risk of making critical business decisions based on our forecasts, and means that the results for any prior period may not be indicative of results for any future period. Further, a recessionary economic environment could weaken the financial condition of our suppliers potentially leading to shortages of critical raw materials, manufacturing equipment, components, and services, and increase the risk of dealer and distributor closures or bankruptcies that could shrink our potential customer base and inhibit our ability to collect on their receivables.

Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance due to our industry’s alignment with the housing market.

Inflation could adversely impact our financial condition and results of operations.

While inflation in the United States began to plateau or subside in 2024, higher costs of labor and services, and could continue to cause costs to increase as well as scarcity of certain products and there are indications that recent deflation in raw material costs may reverse. The imposition of tariffs on products and materials by the United States and other countries may negatively impact current inflation rates for an extended period of time, result in increases to our operating costs and negatively impact our business. See “—Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition, and results of operations.” There is substantial risk that inflation will escalate should these tariffs, and the potential imposition of tariffs by the Trump administration on additional countries, continue for an extended period of time.

As a consequence of these inflationary risks, there is a risk that demand for our products may continue to soften as we continue to increase the prices of our products to offset the inflationary pressure. There are indications in the market that some consumers are reluctant to purchase pool products due to escalating prices to offset inflation. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our net sales and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

We depend on a global network of third-party suppliers to provide components and raw materials essential to the manufacturing of our pools and price increases or deviations in the quantity or quality of the raw materials used to manufacture our products could adversely affect our net sales and operating results.

We rely on global manufacturers and other suppliers to provide us with the components and raw materials to manufacture our products. The primary raw materials used in our products are polyvinyl chloride (“PVC”) plastic, galvanized steel, fiberglass, aluminum, various resins, high impact polystyrene, gelcoat and polypropylene fabric.

The cost of many of the raw materials we use in the manufacture of our products, such as steel, is subject to price volatility. Changes in prices of our raw materials have a direct impact on our cost of sales. Accordingly, we are exposed to the risk of increases in the market prices of raw materials used in the manufacture of our products. We continue to experience inflationary pressures in certain areas of our business, including with respect to prices of our raw materials and employee wages. Such pressures may continue and escalate as a result of U.S. and global tariff policies. See “—Inflation could adversely impact our financial condition and results of operations” and “—Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations” for additional information. Increases in the cost of the raw materials used to manufacture our products could adversely affect our net sales and operating results.

Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. We are dependent upon the ability of our suppliers to consistently provide raw materials and components that meet our specifications, quality standards and other applicable criteria. Our suppliers’ failure to provide raw materials and components that meet such criteria on a timely basis could adversely affect production schedules and our product quality, which in turn could materially adversely affect our business, financial condition, and results of operations. While we are of the view that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, these relationships may not continue or the quantity or quality of materials available from these suppliers may not be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy, and we may not be able to obtain supplies on favorable terms. In the event of a shortage of our raw materials, we may not be able to arrange for alternative sources of such materials on a timely basis or on equally favorable terms, and we could experience a disruption to our operations as alternative suppliers are identified and qualified and we enter into new supply arrangements.

The foregoing risks are heightened with respect to our largest supplier, which accounted for 13% of our purchased supplies in 2024, and our top ten suppliers, which accounted for 64% of our purchased supplies in 2024.

Changes in trade policies, including the imposition of or increase in tariffs, could negatively impact our business, financial condition, and results of operations.

We procure certain raw materials and components we use in the manufacturing of our products directly or indirectly from outside of the U.S. We also import finished products into the U.S. from our Canadian production facility in Kingston, Ontario. The imposition of or increase in tariffs on raw materials such as steel and aluminum, the imposition of or increase in tariffs on finished products that we import, and other potential changes in U.S. and global trade policy could substantially increase the cost of and limit the availability of raw materials or our finished products. The variability and complexity of tariffs and duties exposes us to the risk of higher costs and inadvertent noncompliance associated with our imported products. There have recently been a number of tariffs and retaliatory tariffs announced by the U.S. and other countries that would impact certain of our raw materials and finished products, the implementation, size and timing of which remain uncertain and rapidly evolving. The implementation of these tariffs and future tariffs, or any changes in trade policies that have a similar effect, or the threat of any of the foregoing, could result in further interruptions in the supply chain. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs or availability of products and raw materials associated with tariffs and other similar trade policies, our business, financial condition and operating results could be materially adversely affected.

Declining home ownership rates could lead to reduced demand for our products and adversely affect our business, financial condition and results of operations.

Recent trends towards higher interest rates, decreases in the availability of credit, shortages in the supply of homes and increasing home prices in many U.S. markets have had, and may continue to have, the affect of reducing home purchases. As a result of these trends, prospective home owners are increasingly choosing to rent their homes as the more affordable option. Declining home ownership rates could also have the affect of reducing home improvement investments, such as acquiring and installing swimming pools, which could have a material adverse affect on our sales, profitability and overall financial results. Even in generally favorable economic conditions, severe and/or prolonged downturns affecting the U.S. housing market could have a similar material adverse impact on our financial performance.

We face competition both from within our industry and from other outdoor living products and if we are not able to compete effectively, our prospects for future success will be jeopardized.

Within our industry, we directly compete against various international, regional and local pool manufacturing companies. In the current economic environment, where consumer demand has softened due to higher interest rates, inflation and other concerns, competition has intensified resulting in pressure to reduce prices and to offer more innovative products and materials, which has adversely affected and could continue to adversely affect our business, financial condition and results of operations. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary outdoor living products, such as decks and patios, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. Given the density and demand for pools, some geographic markets that we serve tend to have a higher concentration of competitors than others, particularly California, Texas, Florida, Arizona, and Australia. In addition, new competitors may emerge. We have seen increased interest from pool manufacturing companies from Canada, Brazil, Mexico and Australia in entering the U.S. market. If one or more of our competitors were to merge, the change in the competitive landscape could adversely affect our competitive position.

We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and technologies and develop new innovative products and marketing strategies for the markets in which we compete. Product development requires significant financial, technological, and other resources. Pool owners are increasingly demanding “smart home” technology, automation and environmentally friendly, sustainable and ethical product features to enhance their pools. Staying at the forefront of product innovation and consumer demand is important to our future success. We must continue to develop and bring to market innovative products, which requires hiring and retaining technical staff, maintaining and upgrading manufacturing facilities and equipment and expanding our intellectual property rights. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological, product, and manufacturing process levels, and we may not be able to timely develop and introduce product improvements or new products. Our competitors’ new products may beat our products to market, be higher quality or more reliable, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

Natural disasters, including resulting from climate change, geopolitical events, war, terrorism, public health emergencies, or other catastrophic events could adversely affect our business. financial condition and results of operations.

Our operations and financial results have been, and may be in the future, adversely impacted by local, regional, national or global catastrophic events or extraordinary circumstances, such as: natural or environmental disasters; weather events driven by climate change or other factors; public health emergencies, epidemics or pandemics; other serious disruption to our facilities due to fire, flood, hurricane, earthquake, war, acts of terrorism, civil insurrection or social unrest; political uncertainty; and regional or global conflicts, including the conflicts in the Middle East and Ukraine. Any such event could disrupt our supply chain, our ability to manufacture and deliver our products, and our dealers’ and distributors’ ability to install our products, as well as adversely impact customer demand for our products.

For example, the conflict in the Middle East could disrupt our ability to deliver product to customers in Israel resulting in delayed or lost sales. Further, such events could also adversely impact consumer discretionary spending, causing geopolitical uncertainty, and resulting in a macroeconomic downturn and disruption in the financial markets. Given the seasonality inherent in our business, the impact of such events or circumstances on our business would be particularly severe if the timing coincides with the peak months of swimming pool use and pool installation and maintenance. Our response and the response of other impacted persons to any such event may result in an increase in our operating costs and require significant management resources, and we could incur impairment expense for any impacted assets.

The ongoing war between Russia and Ukraine, and related sanctions and other actions that have been or may be enacted by the United States, the European Union, or other governing entities could have a lasting impact on regional and global economies and adversely affect our business, our business partners, our suppliers, and our customers. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia or Ukraine, we continue to monitor any adverse impact that such events may have on the global economy in general, on our business and operations and on the businesses and operations of our business partners, suppliers and customers.

We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure could adversely affect our business, financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, financial reporting, collections, and cost management. Our ability to operate effectively on a day-to-day basis and accurately report our financial and operating results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption by fire, natural disasters, power loss, telecommunication failures, internet failures, cybersecurity threats security breaches and other catastrophic events.

Exposure to various types of cybersecurity threats such as malware, computer viruses, worms or other malicious acts, as well as human error, also could potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services. As with most companies, we have experienced cybersecurity threats, attempts to breach our systems and other similar incidents, none of which were material to our operations or financial results in 2024. It is possible that cyber attackers could compromise our security measures and obtain the personal and/or confidential information of the customers, employees, and suppliers that we hold or our business information. Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and may not immediately produce signs of intrusion. The development of AI technologies may exacerbate these risks. Moreover, such cybersecurity threats may disrupt access to our and/or our suppliers’ networks and systems. Such disruptions could result in delays or cancellations of customer orders, delays or interruptions in the shipment of orders, lower net sales, increased insurance costs, litigation, increased regulatory oversight and additional investments by the Company in threat prevention technology. In addition, cybersecurity threats may cause us to incur significant remediation costs, result in delays and disruptions to key business operations, damage business relationships or our reputation or divert attention of management and key information technology resources. With some employees working remotely, there may be increased opportunities for unauthorized access and cybersecurity threats. Additionally, while we perform due diligence prior to acquisitions and take actions to safeguard the businesses that we acquire, these businesses may not have invested as significantly as we do in security and technology and may be more susceptible to cyber-attacks, which may make us more vulnerable to cyber-attacks as well. Further, the United States government has warned of the potential risk of Russian cybersecurity threats stemming from the ongoing Russian-Ukraine conflict as well as ongoing threats from other state actors such as China. The occurrence of any cybersecurity incident or security breach could also subject us to liability, expose us to significant expense, and cause significant harm to our reputation and our business.

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

Advances in computer and software capabilities, encryption technology and other discoveries such as generative AI increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone sales.

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

Due to such seasonality, our net sales are significantly stronger in the second and third quarters each year, and are moderated in the first and fourth quarters. Further, adverse weather conditions can cause the timing of sales and cash flows to shift significantly between quarterly and annual reporting periods and therefore significantly impact the meaningfulness of period-to-period comparisons of financial and operating results. For example, as a result of the hurricanes that impacted the west coast of Florida and other areas of the southeastern U.S. in the second half of 2024, we experienced a temporary decline in demand for our products and prospective customers were focused on recovering from the damage caused by the storms to their homes.

Industry consolidation, including among our network of dealers and distributors could lead to downward pressure on the price of our products or the loss of our largest customers, which could adversely affect our business, financial condition, and results of operations.

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

These risks are heightened with respect to our largest customer, which accounted for 21.0% of our net sales in 2024, and our top ten dealers and distributors, which accounted for 42.8% of our net sales in 2024. A reduction in sales to our customers, particularly the loss of, or a reduction in sales to, our largest customers, could have a material adverse effect on our business, financial condition, and results of operations.

If one or more of our competitors were to merge, the change in the competitive landscape could adversely affect our competitive position. Consolidation could increase their resources and result in competitors with expanded market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which may allow them to compete more effectively against us. In addition, our competitors may develop products that are superior to our products (on a price-to-value basis or otherwise) or may adapt more quickly to new technologies or evolving customer requirements. If we do not compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.

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

Product quality, warranty claims, installation or safety concerns and other claims due to the failure of third party installers to follow our product installation instructions and procedures could negatively impact our sales, lead to increased costs, and expose us to litigation. Other litigation and regulatory matters incidental to our business also may adversely impact our business and financial results.

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

Installation services for our pool products for homeowners is provided by us in the case of our autocover products and our dealers and other third party installers. We provide dealer and third party installers with pool installation specifications, instructions and training. To the extent that our specifications and instructions are not adhered to by the installer, our pools may be damaged or not function properly leading to homeowner dissatisfaction. While the Company disclaims responsibility for faulty installation by dealers and other installers, dissatisfied homeowners may bring warranty or legal claims against us which can cause the Company to incur legal fees and adversely affect our insurance costs. The defense of such claims can also be a distraction to management and to our warranty team, as well as cause reputational harm. Following the acquisition of CoverStar Central in April 2024, we are now directly involved in the installation of autocovers for some homeowners, and we may be subject to direct customer claims based on dissatisfaction with the installation of our autocovers.

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

To be successful in our industry, we must keep pace with technological developments and innovations (such as the use of artificial intelligence (“AI”) and machine learning) and evolving industry standards. For example, in 2024, we continued the roll-out of Measure, a proprietary advanced AI-powered device that significantly reduces dealer time and error in measuring swimming pool safety covers. If we are unable to provide enhancements and new features and develop new products that achieve market acceptance or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed. For example, we believe our introduction of Latham Measure, which employs AI technology, has the potential disrupt competition in the market for safety covers and liners. If our competitors more successfully incorporate AI into their products and achieve higher market acceptance of their AI solutions than we can our ability to compete effectively could be impaired which may adversely effect our results of operations. Further, the development, adoption, and uses for generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by the Company or our third-party vendors could result in unintended consequences, which could impact our future growth and increase our costs and liability risk. For example, the use of artificial intelligence has the potential to result in bias, miscalculations, data errors and other unintended consequences. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs, and we cannot be sure that our use of AI will increase efficiency or provide any other benefits. Further, the use of AI tools may unintentionally compromise confidential or sensitive information, put our intellectual property at risk, or subject us to claims related to data privacy management or intellectual property infringement. It is also possible that the AI tools we use may negatively affect our reputation, disrupt our operations, or have a material adverse impact on our business, financial condition, and results of operations.

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

Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Our practices may be judged against sustainability standards that are continually evolving and not always clear. Prevailing sustainability standards, expectations and regulations may also reflect contrasting or conflicting values or agendas. The State of California has recently enacted laws and regulations regarding disclosure of climate-related risks and greenhouse gas emissions, each of which is expected to impose meaningful compliance burdens on in-scope companies. In addition, various governmental bodies and international organizations have proposed or adopted policies or requirements that seek to reduce the usage of plastics and plastic products, which could impact the availability of our raw materials, consumer sentiment regarding our products and our ability to effectively source waste for purposes of our recycling operations. The potential impact to us of these legislative and regulatory developments, including the potential impact to us as part of the value chain of our customers, suppliers and other business partners that are subject to current or future legislation or regulations in this area, is uncertain at this time. We are continuing to monitor and evaluate these impacts, although we expect that the emerging legal and regulatory requirements on climate-related issues will result in additional compliance and may require us to spend significant resources and divert management attention. Additionally, drought conditions or water management initiatives have led and may continue to lead to municipal ordinances related to water use restrictions, and such restrictions could result in decreased pool installations and negatively impact our sales. Further, increased energy or compliance costs and expenses as a result thereof may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products.

We depend on third parties for transportation services to some extent, and the lack of availability of and/or increases in the cost of transportation could have a material adverse effect on our business and results of operations.

Our business depends on the transportation of both finished goods to our customers and the transportation of raw materials to us primarily through the use of flatbed trucks and rail transportation. We rely partially on third parties for transportation of these items. The availability of these transportation services is subject to various risks, some of which we have recently incurred due to macroeconomic and inflationary conditions, including those associated with supply shortages, change in fuel prices, work stoppages, operating hazards, disruption to transportation routes, changes in tariffs or duties imposed on imported products or raw materials, and interstate transportation regulations. In particular, a significant portion of our finished goods is transported by flatbed trucks, which are occasionally in high demand (especially at the end of quarters) and/or subject to price fluctuations based on market conditions and the price of fuel.

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

If third parties take actions that affect our rights or the value of our intellectual property or proprietary rights, or if we are unable to protect our intellectual property , including in response to developing AI technologies, from infringement or misappropriation, other companies may be able to offer competitive products at lower prices, and we may not be able to effectively compete against these companies. In addition, if any third party copies or imitates our products in a manner that affects customer or consumer perception of the quality of our products, or of engineered products generally, our reputation and sales could suffer whether or not these violate our intellectual property rights.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, which accounted for 15.6% of our net sales in 2024 and a significant portion of our purchased supplies, expose us to certain additional risks, including:

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

We generally seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

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

Any strategic transactions that we may pursue may involve a number of risks, including but not limited to some or all of the following: (i) difficulty in identifying acceptable acquisition candidates; (ii) the inability to consummate acquisitions or strategic transactions on favorable terms and to obtain adequate financing, which financing may not be available to us at times, in amounts or on terms acceptable to us, if at all; (iii) the diversion of management’s attention from our core businesses; (iv) disruptions to our ongoing business; (v) entry into sectors in which we have limited or no experience; (vi) the inability to integrate our acquisitions or enter into strategic transactions without substantial costs, delays or other problems; (vii) unexpected liabilities for which we may not be adequately indemnified; (viii) inability to enforce indemnification and non-compete agreement; (ix) failing to successfully incorporate acquired product lines or brands into our business; (x) the failure of the acquired business or strategic transaction to perform as well as anticipated; (xi) the failure to realize expected synergies and cost savings; (xii) the loss of key employees or customers of the acquired business; (xiii) increasing demands on our operational systems and the potential inability to implement adequate internal controls covering an acquired business; (xiv) any requirement that we make divestitures of operations or property in order to comply with applicable antitrust laws; (xv) possible adverse effects on our reported operating results, particularly during the first several reporting periods after the acquisition is completed; and (xvii) impairment of goodwill relating to an acquired business, which could reduce reported income.

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

We had approximately $152.6 million of goodwill and $292.9 million of intangible assets, net on our consolidated balance sheet as of December 31, 2024, which represented 19.2% and 36.9% of our total assets, respectively, as of such date. Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment, and we have elected to conduct this test on the first day of the fourth quarter. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangible assets or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a sustained decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Under GAAP, if we determine that goodwill, other intangible assets or fixed assets are impaired, we will be required to write down these assets to fair value. Any write-down would have a negative effect on our consolidated financial statements and may be material. Based on the results of the assessment performed for our one reporting unit, we determined that goodwill was not impaired at September 29, 2024. However, if factors exist that could indicate an impairment in the future, including a sustained decrease in our stock price, we may be required to record impairment charges in future periods.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2024, we have $288.1 million face value of indebtedness in the form of the Term Loan outstanding under the Credit Agreement and $75.0 million of availability under the Revolving Credit Facility under the Credit Agreement (each as defined below). Our obligations under the Credit Agreement are secured by substantially all of our and our subsidiaries’ assets. Subject to the limits contained in the Credit Agreement, we may incur additional debt from time to time to finance capital expenditures, investments, acquisitions, or for other purposes. If we do incur substantial additional debt, the risks related to our level of debt could intensify. Specifically, our level of indebtedness could have important consequences, including:

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

In addition, the financial and other covenants set forth in the Credit Agreement may limit our ability to incur additional indebtedness, make investments, and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.

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

Our Credit Agreement has restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.

Unless and until we repay all outstanding borrowings under our Credit Agreement we will remain subject to the restrictive terms of these borrowings. The Credit Agreement contains a number of covenants, including a financial covenant that requires us to maintain a certain first lien net leverage ratio if the outstanding usage under the Revolving Credit Facility (as defined below) exceeds 40% of the commitments under the Revolving Credit Facility, tested quarterly. These covenants limit the ability of certain of our subsidiaries to, among other things:

●	sell assets;
●	engage in mergers, acquisitions, and other business combinations;
●	declare dividends or redeem or repurchase capital stock;
●	incur, assume, or permit to exist additional indebtedness or guarantees;
●	make loans and investments;
●	incur liens; and
●	enter into transactions with affiliates.

Our ability to satisfy the financial ratio can be affected by events beyond our control, and we may not satisfy such a test. A breach of covenants could result in a default under the Credit Agreement. By reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If amounts owed under the Credit Agreement are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the assets securing the Credit Agreement.

No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing. In addition, the Credit Agreement contains restrictive covenants that limit our subsidiaries from making dividend payments, loans, or advances to the Company, unless certain conditions are met. Our failure to comply with such covenants may result in default, which could result in the acceleration of all our debt.

Our indebtedness is variable rate, subjecting us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under the Credit Agreement accrue interest at variable rates and expose us to interest rate risk. Interest rates have fluctuated significantly and are expected to fluctuate significantly in the future. As a result, although we hedged part of our interest rate exposure under the Credit Agreement, interest rates on the Credit Agreement or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

Pamplona Capital Partners V, L.P., an investment fund managed by affiliates of Pamplona Capital Management, LLC (together with its respective subsidiaries and affiliates, “Pamplona”) and Wynnchurch Capital Partners IV, L.P. and WC Partners Executive IV, L. P. managed by affiliates of Wynnchurch Capital, L.P. (together with its respective subsidiaries and affiliates, “Wynnchurch”) are currently our majority stockholders (the “Principal Stockholders”). Affiliates of our Principal Stockholders together own approximately 57.7% of the outstanding shares of our common stock as of February 28, 2025. As long as affiliates of our Principal Stockholders own or control a majority of our outstanding voting power, our Principal Stockholders and their affiliates have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

●	the election and removal of directors and the size of our Board;
●	any amendment of our articles of incorporation or bylaws; or
●	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

In addition, Pamplona has certain Board nomination rights that may enable it to exercise substantial control over all corporate actions. Pamplona has the right to nominate to our Board a number of designees on a sliding scale depending on Pamplona’s affiliates’ ownership of our common stock, ranging from Pamplona being able to nominate at least a majority of the total number of directors so long as its affiliates beneficially own at least 50% of the shares of our common stock to Pamplona being able to nominate at least 10% of the total number of directors as long as its affiliates beneficially own at least 5%.

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

Provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board. These provisions include:

●	providing that our Board will be divided into three classes, with each class of directors serving staggered three-year terms;
●	providing for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
●	empowering only the Board to fill any vacancy on our Board (other than in respect of our Principal Stockholders’ directors (as defined below)), whether such vacancy occurs as a result of an increase in the number of directors or otherwise, if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

●	prohibiting stockholders from acting by written consent if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
●	to the extent permitted by law, prohibiting stockholders from calling a special meeting of stockholders if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders; and
●	establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Any issuance by us of preferred stock could delay or prevent a change in control of us. Our Board has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.0001 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices, and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.

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

Under our certificate of incorporation, none of our Principal Stockholders, any affiliates of our Principal Stockholders, or any of their respective officers, directors, agents, stockholders, members, or partners, have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of our Principal Stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any Principal Stockholder, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to a Principal Stockholder. For instance, a director of our company who also serves as a director, officer, or employee of one of our Principal Stockholders or any of their portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board consists of eight members, four of whom are our Principal Stockholders’ directors. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by one of our Principal Stockholders to itself or its affiliated funds, the portfolio companies owned by such funds or any affiliates of a Principal Stockholder instead of to us.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Information technology supports several aspects of our business, including product ordering and fulfillment, pricing, customer service, transaction processing, financial reporting, collections, and cost management. Further, our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data of the Company and third parties.

Risk Management and Strategy

We assess, identify and manage the material risks associated with cybersecurity threats as part of our annual enterprise risk management (“ERM”) program addressing our strategic, operational, compliance and financial risks across the organization. Our ERM program incorporates feedback from senior management, certain functional leaders and third-party service providers. Each identified high-level risk is assigned to a member of senior management as the risk owner for oversight, with the risk owner developing a risk mitigation plan that is tracked to completion.

We have prioritized cybersecurity risks and made investments of time and resources in recent years to mitigate this risk area. We have implemented and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data. Our risk mitigation steps include engagements with third-party service providers with expertise in cybersecurity that assist us in assessing risk, including vulnerability assessments and penetration testing, and the implementation of risk mitigation measures. We have implemented firewalls (including encryption of data, network security controls, access controls and physical security) across all of our locations and invested in intrusion detection and protection systems, email filtering and systems to mitigate the risk of phishing attacks. We maintain a managed detection and response system and a security operations center that operates 24 hours per day, seven days per week. Further, we have prepared an incident response plan to activate in the event of a cybersecurity event, including to respond to any such incident, define and seek to control the extent of the incident (including using an escalation framework based on the materiality of incidents), assess and take reasonable actions intended to remediate any damage caused, and implement measures designed to prevent future reoccurrences. We also have developed a disaster recovery and business continuity plan that provides for reduced downtime and data loss in the event of a security breach. The incident response team also leads simulation exercises to evaluate the effectiveness of such plan.

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

As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents. However, risks from cybersecurity threats, including from prior cyber incidents, have not materially affected in 2024, and are not reasonably likely to materially affect in 2025, our Company, including our business strategy, results of operations or financial condition. We carry cyber risk insurance that provides protection against a breach or other data security incident, but such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. See “Risk Factors — Risks Related to Our Operations and Industry — We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure could adversely affect our business, financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation,” for additional discussion about cybersecurity-related risks.

Governance Oversight

Our Board oversees the Company’s cybersecurity program by receiving quarterly reports (or more often, if necessary) from our Chief Executive Officer and our combined Chief Information Officer and Chief Information Security Officer (our “CIO/CISO”) on potential threats (including emerging risks) and any incidents, and the measures we have taken to prevent and to mitigate the impact of cyber-attacks on our systems. Our Board also reviews the efficacy of our cybersecurity program, the status of key information security initiatives, and approves, as appropriate, reasonable investments to enhance the protection of our information technology systems.

Our executive leadership team, which includes our Chief Executive Officer and CIO/CISO, manages the Company’s efforts to address cybersecurity threats by receiving weekly reports from our CIO/CISO on potential threats, mitigation steps, the sufficiency of cybersecurity resources (including personnel, third party resources, hardware and software), and employee training and communications. Our CIO/CISO is a direct report of our Chief Executive Officer. Our CIO/CISO has over 25 years of experience, including serving in similar roles leading and overseeing cybersecurity and information technology programs. He has the following educational qualifications in the cybersecurity field: a Master’s degree in Information Management, a Bachelor’s degree in Computer Engineering and a degree in electronics and telecommunications engineering. He also has been certified in matters relevant to cybersecurity risk management as follows: certified information systems auditor; certified information systems security professional; certified data privacy solutions professional; and certified in risk information systems and controls (CRISC). The members of our IT security function that support our CIO/CISO and our information security program also have relevant educational and industry experience. Our executive leadership team further includes several executives with prior experience in information technology systems, including cybersecurity, data privacy regulation, enterprise risk management, assessment and auditing of internal controls related to data security.

Our incident response plan is led by our CIO/CISO and includes a multidisciplinary team, including members of our IT security function, executive management of our legal, finance, human resources, corporate communications and internal audit/risk functions.

Item 2. Properties

As of December 31, 2024, we have around 30 locations across the United States, Canada, New Zealand and Australia, which are primarily for manufacturing, warehouse, storage and office space. Our headquarters is located in Latham, New York. We have a coast to coast network of nine fiberglass plants across continental North America and an additional three fiberglass plants in Australia and New Zealand. We lease most of these properties and/or own a portion of these properties.

We believe our facilities are adequate and suitable for our current needs.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims. Currently, there are no legal proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fourth quarter of the year ended December 31, 2024. However, the results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholders

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “SWIM” since April 23, 2021. Prior to that date, there was no public trading market for our common stock. On December 31, 2024, there were 27 registered holders of record of our common stock. A greater number of holders are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

On May 10, 2022, our Board approved a stock repurchase program, which authorizes us to repurchase up to $100.0 million of our shares of common stock over the next three years. We may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments, and other factors. No shares were repurchased during the fourth quarter of the year ended December 31, 2024. As of December 31, 2024, $77.0 million remained available under our stock repurchase program.

Dividends

We currently do not intend to pay cash dividends on our common stock. However, we may in the future decide to pay dividends on our common stock. Any declaration and payment of cash dividends in the future, will be at the discretion of our Board and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements, and any other factors deemed relevant by our Board.

As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. Our ability to pay dividends will therefore be restricted as a result of restrictions on their ability to pay dividends to us under our Credit Agreement and under other current and future indebtedness that we or they may incur. See “Risk Factors—Risks Relating Ownership of our Common Stock—We do not anticipate paying any quarterly cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total return on our common stock since it began trading on the Nasdaq Global Select Market on April 23, 2021 with the cumulative total return of the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index. The graph assumes, in each case, an initial investment of $100 on April 23, 2021, based on the market price at the end of each month through and including December 31, 2024, and that all dividends paid by companies included in these indices have been reinvested. We did not pay any dividends during the period reflected in the graph.

Comparison of Cumulative Total Return
Among Latham Group Inc., the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
4/23/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Latham Group, Inc.
Russell 2000
S&P SmallCap 600 Consumer Discretionary Index

	4/23/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Latham Group, Inc.	$100.00	$91.85	$11.82	$9.65	$25.54
Russell 2000	$100.00	$99.56	$79.21	$92.62	$103.31
S&P SmallCap 600 Consumer Discretionary Index	$100.00	$98.11	$70.82	$73.83	$77.79

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” “Item 1A. Risk Factors” and our audited consolidated financial statements and related notes for the three years ended December 31, 2024, 2023 and 2022, included elsewhere in this Annual Report.

As used in this Annual Report, references to “Latham,” “the Company,” “we,” “us,” and “our” refer to the Company and its consolidated subsidiaries unless otherwise indicated of the context requires otherwise.

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

With an operating history that spans over 65 years, we offer the industry’s broadest portfolio of pools and related products, including in-ground swimming pools, pool covers, and pool liners.

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

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools, co-branded marketing programs.

The full resources of our company are dedicated to designing and manufacturing high-quality pool products, with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers.

We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners.

Our operations consist of approximately 1,800 employees across about 30 locations. The broad geographic reach of our national manufacturing and distribution network allows us to service our customers on short lead times and to deliver our products in a cost-effective manner. Our mission is to design and manufacture high-quality pool products, with the homeowner in mind, and to be a value-added partner to our dealers.

Recent Developments

Highlights for the year ended December 31, 2024

●	Decrease in net sales of 10.2%, or $58.0 million, to $508.5 million for the year ended December 31, 2024, compared to $566.5 million for the year ended December 31, 2023.
●	Increase in net loss of $15.5 million, to $17.9 million for the year ended December 31, 2024, compared to a net loss of $2.4 million for the year ended December 31, 2023, representing a 3.5% net loss margin for the year ended December 31, 2024.
●	Decrease in Adjusted EBITDA (as defined below) of $7.8 million, to $80.2 million for the year ended December 31, 2024, compared to $88.0 million for the year ended December 31, 2023.

Business Update

Ongoing macroeconomic softness has impacted and is expected to continue to impact consumer spending and demand. As anticipated, this resulted in a decline in new in-ground residential pool installations during the year ended December 31, 2024. Within our in-ground pool product line, fiberglass pools continue to show strength relative to packaged pools.

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

Strategic Acquisition

Strategic transactions continue to be part of our growth strategy. On August 2, 2024, we completed a stock acquisition of Coverstar Central, our exclusive dealer of automatic safety covers in 29 states – mainly in the center of the U.S. Coverstar Central has been our trusted partner since 2006, and this acquisition represents a valuable strategic opportunity that we expect to benefit from in multiple ways. First, the vertical integration of our automatic safety cover product line in the acquired geographies is expected to increase margins. Second, as one company with a fully integrated sales and marketing strategy, we expect to accelerate the sales growth of this product line. Finally, we see opportunities to leverage Coverstar Central’s long-standing relationships with pool builders in its markets to increase the awareness of, and conversion to, fiberglass pools. The Coverstar Central Acquisition was immediately accretive to our net income, Adjusted EBITDA and Adjusted EBITDA margin for the fiscal year ended December 31, 2024 and will enhance our gross margins in the long-term. The cash purchase price was $64.5 million, net of cash acquired. The transaction was fully funded with cash on hand. With key integration activities completed, we are moving forward with a unified sales and marketing strategy designed to accelerate the sales growth of this product line. We further strengthened our position in this growing category by acquiring two of our smaller autocover dealers in February of this year.

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

In order to strengthen our relationship with our loyal dealer partners, we have implemented “Latham Grand,” a key dealer strategy whereby we have secured exclusivity from over 300 of our largest dealers in North America. We also have a strong distribution network as a result of over 475 distributor branch locations that represent our products. Through our significant investments in partnerships with dealers and distributors and our consumer-oriented marketing efforts, we have created both a “push and pull” demand dynamic for our products in the marketplace. We invest in our exclusive dealers through localized marketing spend, co-branding opportunities, tailored offerings, and priority lead generation. We also provide our dealers with enhanced product literature, in-store display samples, and other initiatives to drive sales. We have directed a significant portion of our advertising spend to digital channels, including social media and search advertising. Our improved digital marketing engine has the ability to strategically target market spend and to generate leads in territories where dealers have capacity to install more pools, markets where we are underpenetrated, or simply into the largest in-ground swimming pool markets. Our volume of product sales in a given period will be impacted by changes in our distribution platform and by our ability to generate leads for our dealers.

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

earthquakes can cause interruptions to our operations, as well as our dealers and distributors, and may cause customers to delay purchases. These scenarios are partially mitigated by our geographic diversity, both across the United States and through international markets.

Pricing

In general, our products are priced to be competitive in the in-ground swimming pool market, including the prices for concrete pools, and to keep in line with changes in our input costs.

Cost and Availability of Materials

Raw material costs, including costs of PVC plastic, galvanized steel, fiberglass, aluminum, various resins, high impact polystyrene, gelcoat and polypropylene fabric, represent a majority of our cost of sales. Our supply agreements with key suppliers are typically negotiated on an annual basis. The cost of the raw materials used in our manufacturing processes is subject to volatility and has been affected by changes in supply and demand. We have minimal fixed-price contracts with our major vendors. We have not entered into hedges of our raw material costs historically, but we may choose to enter into such hedges in the future.

Prices for spot market purchases are negotiated on a continuous basis in line with current market prices. Other than occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Changes in prices of our raw materials have a direct impact on our cost of sales.

Acquisitions and Partnerships

On August 2, 2024, we acquired Coverstar Central, our exclusive dealer of automatic safety covers. This acquisition has allowed us to vertically integrate the automatic safety cover product line and to align on sales and marketing strategies.

On November 8, 2022, we acquired certain fiberglass pool manufacturing assets in Seminole, Oklahoma, which qualified as a business combination. This acquisition replaced lost fiberglass manufacturing capacity in Odessa, TX because of a plant fire and placed our production closer to strong consumer markets in the region.

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

On October 30, 2020, we entered into a long-term strategic partnership with and acquired a minority interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools. The purpose of this investment in Premier Pools & Spas is to help expand our sales and distribution channels. Products are sold directly to the franchisees, third parties independent of Premier Pools & Spas, and are therefore not considered related party transactions. Our investment in Premier Pools & Spas is reflected as an equity method investment on our consolidated balance sheet as of December 31, 2024 and 2023, and our proportionate share of earnings or losses of Premier Pools & Spas is recognized in earnings (losses) from equity method investment in our consolidated statement of operations on a three-month lag.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expense (benefit), (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) underwriting fees related to offering of common stock, (xii) the Odessa fire and other such unusual events, and (xiii) other.

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

Results of Operations

Year ended December 31, 2024 Compared to Year ended December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
						Change
		% of		% of	Change	% of
	2024	Net Sales	2023	Net Sales	Amount	Net Sales

	(dollars in thousands)
Net sales	$508,520	100.0%	$566,492	100.0%	$(57,972)	—%
Cost of sales	354,776	69.8%	413,548	73.0%	(58,772)	(3.2)%
Gross profit	153,744	30.2%	152,944	27.0%	800	3.2%
Selling, general, and administrative expense	108,364	21.3%	110,296	19.5%	(1,932)	1.8%
Amortization	27,103	5.3%	26,519	4.7%	584	0.6%
Income from operations	18,277	3.6%	16,129	2.8%	2,148	0.8%
Other expense (income):
Interest expense, net	24,840	4.9%	30,916	5.5%	(6,076)	(0.6)%
Other expense (income), net	6,237	1.2%	(1,004)	(0.2)%	7,241	1.4%
Total other expense, net	31,077	6.1%	29,912	5.3%	1,165	0.8%
Earnings from equity method investment	4,060	0.8%	3,723	0.7%	337	0.1%
Loss before income taxes	(8,740)	(1.7)%	(10,060)	(1.8)%	1,320	0.1%
Income tax expense (benefit)	9,120	1.8%	(7,672)	(1.4)%	16,792	3.2%
Net loss	$(17,860)	(3.5)%	$(2,388)	(0.4)%	$(15,472)	(3.1)%
Adjusted EBITDA	$80,219	15.8%	$88,025	15.5%	$(7,806)	0.3%

Net Sales

Net sales was $508.5 million for the year ended December 31, 2024, compared to $566.5 million for the year ended December 31, 2023. The $58.0 million, or 10.2%, decrease in net sales was driven by a $55.1 million decrease from volume and a $2.9 million decrease from pricing. The $55.1 million volume decrease was largely driven by soft industry conditions. The decrease in total net sales across our product lines was $38.6 million for in-ground swimming pools, $9.7 million for liners and $9.6 million for covers.

Cost of Sales and Gross Margin

Cost of sales was $354.8 million for the year ended December 31, 2024, compared to $413.5 million for the year ended December 31, 2023, and decreased as a percentage of net sales by 3.2%. Gross margin increased by 3.2% to 30.2% for the year ended December 31, 2024, compared to 27.0% for the year ended December 31, 2023. The $58.7 million, or 14.2%, decrease in cost of sales was primarily the result of a decrease in sales volume. The 3.2% increase in gross margin was primarily driven by production efficiencies from lean manufacturing and value engineering initiatives, improved procurement, and modest deflation.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $108.4 million for the year ended December 31, 2024, compared to $110.3 million for the year ended December 31, 2023, and increased as a percentage of net sales by 1.8%. The $1.9 million, or 1.8%, decrease in selling, general, and administrative expense was primarily driven by an $11.3 million reduction in non-cash stock-based compensation expenses, as well as our cost containment initiatives and restructuring programs, which were partially offset by approximately $8 million in higher performance-based compensation and higher sales and marketing spend to gain share in the Sand States and further strengthen our market position.

Amortization

Amortization was $27.1 million for the year ended December 31, 2024, compared to $26.5 million for the year ended December 31, 2023. The $0.6 million, or 2.2%, increase in amortization was driven by the acquisition of Coverstar Central.

Interest Expense, Net

Interest expense, net was $24.8 million for the year ended December 31, 2024, compared to $30.9 million for the year ended December 31, 2023. The $6.1 million, or 19.7%, decrease in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the year ended December 31, 2023.

Other Expense (Income), Net

Other expense (income), net was $6.2 million for the year ended December 31, 2024, compared to $ (1.0) million for the year ended December 31, 2023. The $7.2 million increase in other expense (income), net was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investments

Earnings from equity method investment of Premier Pools & Spas was $4.1 million for the year ended December 31, 2024, compared to $3.7 million for the year ended December 31, 2023, primarily because of the financial performance of Premier Pools & Spas.

Income Tax Expense (Benefit)

Income tax expense was $9.1 million for the year ended December 31, 2024, compared to a $ (7.7) million income tax benefit for the year ended December 31, 2023. Our effective tax rate was (104.3)% for the year ended December 31, 2024, compared to 76.3% for the year ended December 31, 2023. The income tax expense of $9.1 million for the year ended December 31, 2024 was primarily due to the valuation allowance established on foreign deferred tax assets, the effects of branch accounting and the jurisdictional mix of income. The income tax benefit of $7.7 million for the year ended December 31, 2023 was primarily due to a $10.3 million benefit related to the release of uncertain tax positions and a $2.1 million benefit related to restructuring, partially offset by $3.1 million expense related to a change in valuation allowance and non-deductible stock compensation of $2.4 million.

Net Loss

Net loss was $17.9 million for the year ended December 31, 2024, compared to $2.4 million for the year ended December 31, 2023. The $15.5 million, or 647.9%, increase in net loss was primarily driven by the factors described above.

Net Loss Margin

Net loss margin was 3.5% for the year ended December 31, 2024, compared to net loss margin of 0.4% for the year ended December 31, 2023. The 3.1% increase in net loss margin was driven by a $15.5 million increase in net loss and a $58.0 million decrease in net sales, compared to the year ended December 31, 2023 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $80.2 million for the year ended December 31, 2024, compared to $88.0 million for the year ended December 31, 2023. The $7.8 million, or 8.9%, decrease in Adjusted EBITDA was primarily because of higher performance-based compensation and increased investment in sales and marketing programs to further strengthen our market position. For a discussion of Adjusted EBITDA and Adjusted EBITDA margin and the limitations on their use, and the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and our calculation of Adjusted EBITDA margin see “— Non-GAAP Financial Measures” below.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 15.8% for the year ended December 31, 2024, compared to 15.5% for the year ended December 31, 2023.

Year ended December 31, 2023 Compared to Year ended December 31, 2022

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

For discussion on comparison of the years ended December 31, 2023 and 2022, see the Results of Operations section disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 13, 2024.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expense (benefit), (iv) loss (gain) on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment of debt, (xi) underwriting fees related to offering of common stock, (xii) the Odessa fire and other such unusual events, and (xiii) other.

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

The following table provides a reconciliation of our net loss to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net loss	$(17,860)	$(2,388)	$(5,694)
Depreciation and amortization	44,446	40,751	38,175
Interest expense, net	24,840	30,916	15,753
Income tax expense (benefit)	9,120	(7,672)	19,415
Loss on sale and disposal of property and equipment	408	138	193
Restructuring charges(a)	512	3,727	1,607
Stock-based compensation expense(b)	7,392	18,804	50,634
Unrealized losses (gains) on foreign currency transactions(c)	6,223	(110)	2,534
Strategic initiative costs(d)	3,329	4,092	3,948
Acquisition and integration related costs(e)	2,348	911	326
Loss on extinguishment of debt(f)	—	—	3,465
Underwriting fees related to offering of common stock(g)	—	—	11,437
Odessa fire(h)	—	(2,600)	869
Other(i)	(539)	1,456	590
Adjusted EBITDA	$80,219	$88,025	$143,252
Net sales	$508,520	$566,492	$695,736
Net loss margin	(3.5)%	(0.4)%	(0.8)%
Adjusted EBITDA margin	15.8%	15.5%	20.6%
(a)	Represents costs related to a cost reduction plan that includes severance and other costs for our executive management changes and additional costs related to our cost reduction plans, which include further actions to reduce our manufacturing overhead by reducing headcount in addition to facility shutdowns.
(b)	Represents non-cash stock-based compensation expense.
(c)	Represents unrealized foreign currency transaction losses associated with our international subsidiaries.
(d)	Represents fees paid to external consultants and other expenses for our strategic initiatives.
(e)	Represents acquisition and integration costs as well as other costs related to potential transactions.
(f)	Represents the loss on extinguishment of debt in connection with our debt refinancing on February 23, 2022.
(g)	Represents underwriting fees related to our offering of common stock that was completed in January 2022.
(h)	Represents costs incurred and insurance recoveries related to a production facility fire in Odessa, Texas.
(i)	Other costs consist of other discrete items as determined by management, primarily including: (i) fees paid to external advisors for various matters, (ii) other items.

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

As of December 31, 2024, we had $56.4 million of cash, $281.5 million of outstanding borrowings, and an additional $75.0 million of availability under our Revolving Credit Facility. On August 2, 2024, we completed the Coverstar Central Acquisition. The purchase price was $64.5 million, subject to certain adjustments, including for working capital, as compared to an agreed upon target and transaction expenses. The Coverstar Central Acquisition was fully funded with cash on hand. While our existing cash balances and net cash provided by operating activities have generally been sufficient to fund our general corporate and working capital needs, our use of significant existing cash on hand to fund the Coverstar Central Acquisition may require us in the future to utilize a portion of our borrowing availability under our Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to our growth strategy, including production capacity, storage, and delivery equipment. We are in the middle of our digital transformation effort to upgrade all of our technology and enterprise resource planning systems. We expect to fund these capital expenditures from net cash provided by operating activities or the utilization of a portion of our borrowing availability under our Revolving Credit Facility.

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

Our Indebtedness

On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, entered into the Credit Agreement with Barclays Bank PLC (the “Credit Agreement”), which provides a senior secured multicurrency revolving line of credit (the “Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan (the “Term Loan”) in an initial principal amount of $325.0 million. On the closing date, proceeds under the agreement were used to repay and replace $294.0 million under, and terminate, the previous credit agreement and for general corporate purposes.

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

A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and is, initially, 0.375% per annum and will, thereafter, accrue at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio. The Revolving Credit Facility is not subject to amortization.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$61,307	$116,369	$32,309
Net cash used in investing activities	(84,643)	(31,726)	(45,018)
Net cash (used in) provided by financing activities	(22,021)	(13,875)	3,775
Effect of exchange rate changes on cash	(1,008)	(631)	(2,392)
Net (decrease) increase in cash	$(46,365)	$70,137	$(11,326)

Operating Activities

During the year ended December 31, 2024, operating activities provided $61.3 million of cash. Net loss, after adjustments for non-cash items, provided cash of $50.8 million. Cash provided by operating activities was further driven by changes in our operating assets and liabilities, which provided $10.5 million. Net cash provided in changes in our operating assets and liabilities for the year ended December 31, 2024 consisted primarily of a $22.7 million decrease in inventories and a $1.3 million decrease in other assets, partially offset by a $4.0 million decrease in accounts payable, a $3.0 million increase in income tax receivable, a $2.4 million increase in trade receivables, a $2.0 million increase in prepaid expenses and other current assets, a $1.3 million decrease in accrued expenses and other current liabilities and a $0.7 million decrease in other long-term liabilities. The change in trade receivables was primarily driven by the amount and timing of net sales, and the decrease in inventories was primarily driven by a business decision to right size our inventory levels to better align with demand. The changes in accrued expenses and other current liabilities, and accounts payable were primarily because of volume of purchases and timing of payments, as well as an increase in incentive compensation.

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

Investing Activities

During the year ended December 31, 2024, investing activities used $84.6 million of cash, consisting of our acquisition of Coverstar Central for $64.5 million and the purchase of property and equipment for $20.1 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, as well as our ongoing digital transformation project.

During the year ended December 31, 2023, investing activities used $31.7 million of cash, primarily consisting of the purchase of property and equipment for $33.2 million partially offset by capital reimbursed from insurance proceeds for $1.5 million. The purchase of property and equipment was primarily to expand capacity for production, especially for fiberglass pools.

Financing Activities

During the year ended December 31, 2024, financing activities used $22.0 million of cash, consisting of repayments on long-term debt borrowings of $21.2 million, and repayments of finance lease obligations of $0.8 million.

During the year ended December 31, 2023, financing activities used $13.9 million of cash, primarily consisting of repayments on revolving credit facilities of $48.0 million, repayments on long-term debt borrowings of $13.2 million, and repayments of finance lease obligations of $0.6 million, partially offset by borrowings on revolving credit facilities of $48.0 million.

For discussion on operating, investing, and financing activities of the year ended December 31, 2022, see the Liquidity and Capital Resources section disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 13, 2024.

Inflation

We are experiencing inflationary pressures in certain areas of our business, including with respect to our employee wages, although, to date, we have been able to offset such pressures, to some extent, through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. There is a substantial risk that demand for our products may continue to soften as we continue to increase the prices of our products to offset the inflationary pressure.

Contractual Obligations

Our largest contractual obligations as of December 31, 2024 consisted of principal payments related to our long-term indebtedness that are included in our consolidated balance sheet and the related periodic interest payments, and non-cancelable operating leases. For a description of our contractual obligations and commitments, see Notes 9 and 13 to our Consolidated Financial Statements included elsewhere in this Annual Report.

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

Our significant accounting policies are presented in Note 2 to our Consolidated Financial Statements. We believe that the following critical accounting policies affect the most significant estimates and management judgments used in preparation of the consolidated financial statements.

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

Based on the results of the qualitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at September 29, 2024. Based on the results of the quantitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at October 1, 2023. However, if factors exist that could indicate an impairment in the future, including a sustained decrease in our stock price, we may be required to record impairment charges in future periods.

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

Stock-Based Compensation

Stock-based compensation is measured and recognized based on the grant date fair value of the awards. The fair value of our common stock is determined based on the quoted market price of our common stock for purposes of computing stock-based compensation expense. For stock options and stock appreciation rights, we use a Black-Scholes model for estimating the grant date fair value. The Black-Scholes pricing model requires critical assumptions including risk-free rate, volatility, expected term and expected dividend yield. The expected term is computed using the simplified method. We use the simplified method to calculate expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. We consider the historical volatility of our stock price, as well as implied volatility. We utilized a dividend yield of zero, as we have no history or plan of declaring dividends on our common stock. The assumptions underlying these valuations represented our best estimate, which involved inherent uncertainties and the application of judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our stock-based compensation expense could have been materially different.

For stock options, restricted stock awards, restricted stock units, stock appreciation rights and performance stock units, stock-based compensation is recognized using a graded vesting method over the requisite service period in which employees earn the awards. We account for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

Contemporaneously with the pricing of our initial public offering, on April 22, 2021, we effected the Latham Group, Inc. 2021 Omnibus Incentive Plan in which we granted to certain of our employees restricted stock awards, restricted stock units, and option awards inclusive of the as converted Class B units as a result of the Company’s parent entity, Latham Investment Holdings, L.P. merged with and into Latham Group, Inc.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. We reduce deferred taxes by a valuation allowance when we conclude such deferred taxes are not more than likely to be realized. The determination of whether a deferred tax asset will be realized is made on both a jurisdictional basis and the use of our estimate of the recoverability of the deferred tax asset. In evaluating whether a valuation allowance is required under such rules, we consider all available positive and negative evidence, including our prior operating results, the nature and reason for any losses, our forecast of future taxable income in each respective tax jurisdiction and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. As of December 31, 2024 and 2023, our valuation allowance was $8.7 million and $3.1 million, respectively. We continue to assess whether any significant changes in circumstances or assumptions have occurred that could materially affect our ability to realize deferred tax assets. We released the valuation allowance in 2021 since we believed we had sufficient positive evidence, including, but not limited to, three years’ of cumulative pre-tax book income, including permanent adjustments and recent profits within taxing jurisdictions, to overcome any negative evidence related to loss utilization expiration periods.

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

Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Our liabilities for uncertain tax positions were $0.0 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively. Changes in recognition and measurement estimates are recorded in income tax expense (benefit)and liability in the period in which such changes occur.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to borrowings under the Credit Agreement. To meet our working capital needs, we borrow periodically on our Revolving Credit Facility under the Credit Agreement. As of December 31, 2024, we had outstanding borrowings of $288.1 million face value under our Term Loan and no borrowings on the Revolving Credit Facility. The Term Loan and Revolving Credit Facility bear interest at variable rates. Interest rate risk associated with our Credit Agreement is managed through an interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, we fixed our SOFR borrowing rate on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes. After inclusion of the notional amount of $161.0 million of our interest rate swap fixing a portion of the variable rate debt, $127.1 million, or 44.1%, of our debt is subject to variable rates. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to annual interest expense of approximately $1.3 million.

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

During the years ended December 31, 2024, 2023 and 2022, one customer represented approximately 21.0%, 20.3% and 20.3% of our net sales, respectively. As of December 31, 2024 and 2023, outstanding trade receivables related to this customer were $4.6 million and $2.6 million, respectively.

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

Additionally, our Canadian subsidiaries, which have Canadian dollar functional currencies, purchase some inventory with U.S. dollars, resulting in payables that are denominated in U.S. dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates until the time of payment. Transaction gains and losses associated with purchases made by Canadian subsidiaries that are denominated in currencies other than Canadian dollar are recognized as a component of other expense (income), net within the consolidated statements of operations.

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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Latham Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Latham Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 5, 2025

We have served as the Company’s auditor since 2020.

Latham Group, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash	$56,398	$102,763
Trade receivables, net	32,299	30,407
Inventories, net	77,101	97,137
Income tax receivable	3,964	983
Prepaid expenses and other current assets	8,536	7,327
Total current assets	178,298	238,617
Property and equipment, net	112,848	113,014
Equity method investment	24,891	25,940
Deferred tax assets	729	7,485
Operating lease right-of-use assets	28,259	30,788
Goodwill	152,625	131,363
Intangible assets, net	292,913	282,793
Other assets	3,644	5,003
Total assets	$794,207	$835,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,141	$17,124
Accounts payable – related party	—	8
Current maturities of long-term debt	3,250	21,250
Current operating lease liabilities	7,176	7,133
Accrued expenses and other current liabilities	47,410	40,691
Total current liabilities	70,977	86,206
Long-term debt, net of discount, debt issuance costs, and current portion	278,271	279,951
Deferred income tax liabilities, net	32,347	40,088
Non-current operating lease liabilities	22,138	24,787
Other long-term liabilities	3,252	4,771
Total liabilities	406,985	435,803
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both December 31, 2024 and December 31, 2023; no shares issued and outstanding as of both December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 115,764,839 and 114,871,782 shares issued and outstanding, as of December 31, 2024 and December 31, 2023, respectively	12	11
Additional paid-in capital	467,076	459,684
Accumulated deficit	(74,816)	(56,956)
Accumulated other comprehensive loss	(5,050)	(3,539)
Total stockholders’ equity	387,222	399,200
Total liabilities and stockholders’ equity	$794,207	$835,003

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$508,520	$566,492	$695,736
Cost of sales	354,776	413,548	479,267
Gross profit	153,744	152,944	216,469
Selling, general, and administrative expense	108,364	110,296	146,842
Underwriting fees related to offering of common stock	—	—	11,437
Amortization	27,103	26,519	28,180
Income from operations	18,277	16,129	30,010
Other expense:
Interest expense, net	24,840	30,916	15,753
Loss on extinguishment of debt	—	—	3,465
Other expense (income), net	6,237	(1,004)	1,301
Total other expense, net	31,077	29,912	20,519
Earnings from equity method investment	4,060	3,723	4,230
(Loss) income before income taxes	(8,740)	(10,060)	13,721
Income tax expense (benefit)	9,120	(7,672)	19,415
Net loss	$(17,860)	$(2,388)	$(5,694)
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.02)	$(0.05)
Diluted	$(0.15)	$(0.02)	$(0.05)
Weighted-average common shares outstanding – basic and diluted
Basic	115,434,828	112,899,586	113,245,421
Diluted	115,434,828	112,899,586	113,245,421

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(17,860)	$(2,388)	$(5,694)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,511)	(6)	(3,903)
Total other comprehensive loss, net of tax	(1,511)	(6)	(3,903)
Comprehensive loss	$(19,371)	$(2,394)	$(9,597)

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balances at January 1, 2022	119,445,611	$12	$401,846	$(48,583)	$370	$353,645
Cumulative effect of adoption of new accounting standard- leases (Note 2)	—	—	—	(291)	—	(291)
Net loss	—	—	—	(5,694)	—	(5,694)
Cumulative effect of adoption of new revenue recognition standard (Note 2)	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(3,903)	(3,903)
Proceeds from sale of common stock	13,800,000	1	269,099	—	—	269,100
Repurchase and retirement of common stock	(13,800,244)	(1)	(257,662)	—	—	(257,663)
Repurchases and retirements of common stock under Repurchase Program	(4,483,620)	(1)	(23,037)			(23,038)
Retirement of restricted stock	(480,385)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	186,613	—	—	—	—	—
Stock-based compensation expense	—	—	50,634	—	—	50,634
Balances at December 31, 2022	114,667,975	11	440,880	(54,568)	(3,533)	382,790
Net loss	—	—	—	(2,388)	—	(2,388)
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Retirement of restricted stock	(155,450)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	359,257	—	—	—	—	—
Stock-based compensation expense	—	—	18,804	—	—	18,804
Balances at December 31, 2023	114,871,782	11	459,684	(56,956)	(3,539)	399,200
Net loss	—	—	—	(17,860)	—	(17,860)
Foreign currency translation adjustments	—	—	—	—	(1,511)	(1,511)
Issuance of common stock upon release of restricted stock units	893,057	1	—	—	—	1
Stock-based compensation expense	—	—	7,392	—	—	7,392
Balances at December 31, 2024	115,764,839	$12	$467,076	$(74,816)	$(5,050)	$387,222

The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(17,860)	$(2,388)	$(5,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,446	40,751	38,175
Gain on insurance proceeds received for capital	—	(1,463)	—
Unrealized foreign currency loss (gains)	6,223	(110)	2,534
Amortization of deferred financing costs and debt discount	1,720	1,720	1,570
Non-cash lease expense	7,111	7,675	7,400
Change in fair value of interest rate swap	(808)	4,729	(2,984)
Deferred income taxes	(1,678)	(9,685)	(3,802)
Stock-based compensation expense	7,392	18,804	50,634
Underwriting fees related to offering of common stock	—	—	11,437
Loss on extinguishment of debt	—	—	3,465
Bad debt expense	2,069	5,379	2,011
Other non-cash, net	1,115	16	1,454
Earnings from equity method investment	(4,060)	(3,723)	(4,230)
Distributions received from equity method investment	5,109	2,878	2,497
Provision on liability for uncertain tax positions	—	(7,503)	1,434
Changes in operating assets and liabilities:
Trade receivables	(2,378)	13,040	8,992
Inventories	22,695	68,190	(57,034)
Prepaid expenses and other current assets	(1,992)	(1,326)	4,722
Income tax receivable	(2,981)	1,333	1,723
Other assets	1,263	(4,346)	(466)
Accounts payable	(4,039)	(8,512)	(12,358)
Accrued expenses and other current liabilities	(1,329)	(11,938)	(19,420)
Other long-term liabilities	(711)	2,848	249
Net cash provided by operating activities	61,307	116,369	32,309
Cash flows from investing activities:
Purchases of property and equipment	(20,116)	(33,189)	(39,684)
Capital reimbursed from insurance proceeds	—	1,463	—
Proceeds from the sale of property and equipment	—	—	24
Acquisition of business, net of cash acquired	(64,527)	—	(5,358)
Net cash used in investing activities	(84,643)	(31,726)	(45,018)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	—	320,125
Payments on long-term debt borrowings	(21,250)	(13,250)	(286,447)
Proceeds from borrowings on revolving credit facility	—	48,000	25,000
Payments on revolving credit facilities	—	(48,000)	(25,000)
Deferred financing fees paid	—	—	(6,865)
Proceeds from the issuance of common stock	—	—	257,663
Repayments of finance lease obligations	(771)	(625)	—
Repurchase and retirement of common stock	—	—	(280,701)
Net cash (used in) provided by financing activities	(22,021)	(13,875)	3,775
Effect of exchange rate changes on cash	(1,008)	(631)	(2,392)
Net (decrease) increase in cash	(46,365)	70,137	(11,326)
Cash at beginning of period	102,763	32,626	43,952
Cash at end of period	$56,398	$102,763	$32,626
Supplemental cash flow information:
Cash paid for interest	$24,894	$25,747	$12,621
Income taxes paid, net	15,475	6,990	20,313
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$510	$955	$6,029
Capitalized internal-use software included in accounts payable – related party	—	—	350
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	5,426	6,193	46,244

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.NATURE OF THE BUSINESS

Latham Group, Inc. (the “Company” or “Latham”) wholly owns Latham Pool Products, Inc. (“Latham Pool Products”) a designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. Latham Pool Products offers a portfolio of pools and related products, including in-ground swimming pools, pool covers, and pool liners.

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

Seasonality

Although the Company generally has demand for its products throughout the year, its business is seasonal and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest (or net loss is the lowest) during the second and third quarters, representing the peak months of swimming pool use, pool installation, and remodeling and repair activities. Severe weather may also affect net sales in all periods.

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

The Company sells its products through business-to-business distribution channels. With the exception of its extended service warranties and custom product contracts, the Company recognizes its revenue at a point in time when control of the promised goods is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Control of the goods is considered to have been transferred upon shipping or upon arrival at the customer’s destination, depending on the terms of the purchase order. Revenue that is derived from its extended service warranties, which are separately priced and sold, is recognized over the term of the contract. Refer to “Warranties” within this same Note for further information.

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

The Company does not engage in contracts greater than one year, and therefore does not have any contract costs capitalized as of December 31, 2024, and 2023.

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

The Company’s assurance-type warranties generally range from five years to lifetime warranties. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. The accuracy of the estimate of additional costs is dependent on the number and cost of future claims submitted during the warranty periods. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company believes that the reserves established for estimated and probable future product warranty claims are adequate. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. Warranty costs are recorded within cost of sales on the consolidated statements of operations. The Company’s provision for product warranties was recorded within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets as of December 31, 2024 and 2023.

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

Trade Receivables, Net

Trade receivables are recorded at the original invoiced amount and do not bear interest. The Company maintains an allowance for bad debt. The allowance for bad debt is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowances based on historical write-off experience. The Company’s allowance for bad debt as of December 31, 2024 and 2023 was $5.9 million and $7.5 million, respectively.

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

During the years ended December 31, 2024, 2023 and 2022, one customer represented approximately 21.0%, 20.3% and 20.3% of the Company’s net sales, respectively. As of December 31, 2024 and 2023, outstanding trade receivables related to this customer were $4.6 million and $2.6 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach, or cost approach. There were no transfers between fair value measurement levels during the years ended December 31, 2024, 2023 and 2022.

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

During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income. Refer to Note 3 for additional detail.

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

Inventories, Net

Inventories, primarily raw materials and finished goods, are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventory costs include all costs directly attributable to the products, including all manufacturing overhead, and excludes costs to distribute. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. As of December 31, 2024 and 2023, the Company’s reserve for estimated slow moving products or obsolescence was $8.3 million and $9.1 million, respectively.

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

A potential impairment has occurred if the projected future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group are less than the carrying value of the asset or asset group. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operation. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded equal to the excess of the asset or asset group’s carrying value over its fair value. Fair value is measured using appropriate valuation methodologies that would typically include a projected discounted cash flow model using a discount rate the Company believes is commensurate with the risk inherent in its business. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.

The Company amortizes its definite-lived intangible assets using the straight-line method. The weighted-average estimated useful lives (in years) of the Company’s definite-lived intangible assets are as follows:

Estimated
Asset	Useful Life
Trade names and trademarks	9 – 25 years
Technology	15 years
Pool designs	14 – 15 years
Dealer relationships	5 – 13 years
Patented technology	5 – 10 years
Non-competition agreements	5 years
Franchise relationships	4 years
Order backlog	10 – 12 months

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

The Company conducts its business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.

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

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) within the consolidated statements of operations. The Company had $0.0 million of accrued interest and no accrued penalties as of December 31, 2024 and December 31, 2023. The Company reinvests earnings of foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings.

The Company has evaluated the impact of Pillar Two (as defined below) in the jurisdictions in which the Company operates and has determined no additional top up tax is required.

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

Employee Benefit Plans

The Company has various retirement savings plans covering substantially all employees of the Company. These plans allow eligible employees to make discretionary contributions. The Company makes discretionary matching and other contributions depending on the plan and recognized expense of $1.5 million, $1.4 million, and $1.7 million related to such plans during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Advertising Costs

Advertising costs, consisting of costs related to dealer conferences and commercials, are expensed as incurred and are included in selling, general, and administrative expense on the consolidated statements of operations. Total advertising costs were $8.5 million, $9.2 million, and $9.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with equity holders and would normally be recorded in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income. Other comprehensive income (loss) consists of foreign currency translation adjustments.

Income tax expense (benefit) on the components of other comprehensive income (loss) was not significant for the years ended December 31, 2024, 2023 and 2022.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40 (“ASU 2024-03”)), which improves disclosures to provide more detailed information about a business entity’s expenses. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2024-03 and its potential impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 20 for further detail.

3.ACQUISITIONS

Coverstar Central, LLC

On August 2, 2024 (the “Acquisition Date”), Latham Pool Products acquired Coverstar Central, LLC (“Coverstar Central”) for total consideration of $71.5 million (the “Coverstar Central Acquisition”). The total consideration included $66.5 million in cash (including a net working capital adjustment of $1.2 million) and a non-cash settlement of preexisting obligations of $4.9 million. Preexisting relationships are effectively settled since such a relationship becomes intercompany upon the acquisition and is eliminated in post-combination financial statements. The cash consideration was funded with cash on hand. The Company incurred $0.9 million in transaction costs. The results of Coverstar Central’s operations have been included in the condensed consolidated financial statements since that date. Coverstar Central is an automatic safety cover dealer based in the United States. The acquisition allows for vertical integration of the Company’s automatic safety cover product category. Additionally, the acquisition provides the Company with an increase in dealer and franchise relationships.

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

The following summarizes the allocation for the Company’s acquisition of Coverstar Central as of December 31, 2024:

(in thousands)	August 2, 2024
Total consideration	$71,516
Allocation:
Cash	2,084
Trade receivables	7,020
Inventories	4,293
Prepaid expenses and other current assets	53
Property and equipment	344
Intangible assets	38,220
Deferred tax assets	43
Total assets acquired, excluding goodwill	52,057
Accounts payable	131
Accrued expenses and other current liabilities	2,457
Total liabilities assumed	2,588
Total fair value of net assets acquired, excluding goodwill	49,469
Goodwill	$22,047

The excess of the total consideration over the fair value of the identifiable assets acquired and the liabilities assumed in the acquisition was allocated to goodwill in the amount of $22.0 million. Goodwill resulting from the acquisition was attributable to vertical integration, the expanded market share and broader geographical footprint. The goodwill recognized is deductible for tax purposes.

The Company allocated a portion of the total consideration to specific intangible asset categories as follows:

	Fair Value	Amortization
Definite-lived intangible assets:	(in thousands)	Period (in years)
Dealer relationships	$37,800	13
Order backlog	420	1

The following are the incremental net sales and incremental net loss from Coverstar Central included in the Company’s results from the Acquisition Date through December 31, 2024:

(in thousands)	Amount
Net sales	$8,236
Net loss	$(1,332)

Pro Forma Financial Information (Unaudited)

The following pro forma financial information presents the statements of operations of the Company with Coverstar Central as if the acquisition occurred on January 1, 2022. The pro forma results do not include any anticipated synergies, cost savings or other expected benefits of the acquisition. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisition been completed on January 1, 2022 and is not necessarily indicative of the Company’s future financial results.

	Year Ended
	December 31,
(in thousands)	2024	2023	2022
Net sales	$520,795	$586,717	$715,551
Net (loss) income	$(12,634)	$4,380	$2,674

The pro forma financial information presented above reflects the effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the additional cost of sales from acquired inventory, the elimination of intercompany transactions and the removal of certain costs (primarily payroll costs) that would not have occurred and any related tax effects. Transaction costs for Coverstar Central are reflected within pro forma net income for the year ended December 31, 2022.

In addition, the Company acquired two of its smaller autocover dealers in February 2025.

4.EQUITY METHOD INVESTMENT

On October 30, 2020, the Company entered into a securities purchase agreement to purchase 28% of the common units of Premier Pools & Spas for $25.4 million. On August 6, 2021, the Company entered into a securities purchase agreement, together with Premier Holdco LLC, Premier Pools Management Corp. Holdco, Premier Franchise Management Holdco, PFC Holdco, and PPSF, LLC, pursuant to which Premier Group Holdings Inc., an affiliate of Wynnchurch Capital, L.P., acquired 29.8% of the common units of Premier Pools & Spas in aggregate from all sellers, including the Company. Sellers who were not related parties of Wynnchurch Capital, L.P. or the Company determined the purchase price per common unit paid by Premier Group Holdings Inc., indicating the amount paid for the common units of Premier Pools & Spas reflects the price that would be paid in an arm’s-length transaction. As a result of the transaction, the Company received cash proceeds of $6.8 million and recorded a gain on the sale of equity method investment of $3.9 million. The Company’s post-sale ownership interest in Premier Pools & Spas was 20.1% following such transaction. On December 17, 2021, Premier Pools & Spas issued additional non-voting common units to Premier Group Holdings Inc. As a result of the transaction, the Company recorded a gain on the sale of equity method investment of $1.0 million. The Company’s ownership interest in Premier Pools & Spas after the issuance of additional non-voting common units is 18.2% while its voting interest remains 20.1%.

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

In connection with Latham’s investment in Premier Pools & Spas, the Company entered into an exclusive supply agreement with Premier Pools & Spas, the Premier Companies, and Premier Pools & Spas’ franchisees (“Premier Franchisees”) (together, the “Customer”). In February 2024, a new supply agreement was entered into with an effective date of January 1, 2024. Premier Pools & Spas does not consolidate the operations of the Premier Franchisees. Per the supply agreement, Latham paid volume and growth rebates based on purchases of Latham fiberglass products by Premier Franchisees. The January 1, 2024 supply agreement terminated effective January 16, 2025 and was replaced with a non-exclusive, preferred supplier agreement.

As of December 31, 2024 and 2023, the Company’s carrying amount for the equity method investment in Premier Pools & Spas was $24.9 million and $25.9 million, respectively. During the year ended December 31, 2024, Premier Pools & Spas paid the Company dividends of $5.1 million that are presented on the consolidated statement of cash flows as distribution received from equity method investment. During the year ended December 31, 2023, Premier Pools & Spas paid the Company dividends of $2.9 million that are presented on the consolidated statement of cash flows as distribution received from equity method investment. The Company recorded its interest in net earnings of Premier Pools & Spas of $4.1 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively, which included basis difference adjustments of $0.2 million and $0.2 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the years ended December 31, 2024 and December 31, 2023.

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

Term loans

Term loans are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	December 31,
	2024		2023
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$281,521	$276,946	$301,201	$289,153

Interest rate swap

The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of December 31, 2024 and 2023, the Company’s interest rate swap was a liability of $0.4 million and $1.2 million, respectively, which was recorded within other long-term liabilities on the consolidated balance sheets.

6.GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying value of goodwill during the years ended December 31, 2024 and 2023 (in thousands):

Amount
Balance as of December 31, 2022	$131,383
Foreign currency translation adjustment	(20)
Balance as of December 31, 2023	131,363
Acquisition	22,047
Foreign currency translation adjustment	(785)
Balance as of December 31, 2024	$152,625

The Company performed an annual test for goodwill impairment in the fourth quarter of the year ended December 31, 2024 in accordance with Step 0 of ASC 350 and determined that goodwill was not impaired. The Company performed an annual test for goodwill impairment in the fourth quarter of the year ended December 31, 2023 in accordance with Step 1 of ASC 350 and determined that goodwill was not impaired.

Intangible Assets

Intangible assets, net as of December 31, 2024 consisted of the following (in thousands):

	December 31, 2024
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(592)	$36,183	$111,325
Patented technology	16,126	(9)	10,303	5,814
Technology	13,000	—	2,673	10,327
Pool designs	13,628	(293)	3,909	9,426
Franchise relationships	1,187	—	1,187	—
Dealer relationships	235,176	(3)	79,397	155,776
Order backlog	2,020	—	1,775	245
Non-competition agreements	2,476	—	2,476	—
	$431,713	$(897)	$137,903	$292,913

Intangible assets, net as of December 31, 2023 consisted of the following (in thousands):

	December 31, 2023
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$72	$29,583	$118,589
Patented technology	16,126	1	8,713	7,414
Technology	13,000	—	1,806	11,194
Pool designs	13,628	35	2,973	10,690
Franchise relationships	1,187	—	1,187	—
Dealer relationships	197,376	—	62,470	134,906
Order backlog	1,600	—	1,600	—
Non-competition agreements	2,476	—	2,476	—
	$393,493	$108	$110,808	$282,793

The Company recognized $27.1 million, $26.5 million, and $28.2 million of amortization expense related to intangible assets during the years ended December 31, 2024, 2023, and 2022, respectively.

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Estimated Future
Amortization
Fiscal Year Ending	Expense
2025	$28,704
2026	28,459
2027	28,459
2028	27,501
2029	22,131
Thereafter	157,659
$292,913

7.INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$49,322	$55,081
Finished goods	27,779	42,056
	$77,101	$97,137

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$2,684	$2,758
Building and improvements	38,567	38,994
Machinery and equipment	52,715	49,257
Furniture and fixtures	2,059	2,061
Computer equipment and software	19,332	10,389
Molds and dyes	23,006	21,838
Leasehold improvements	13,744	12,358
Vehicles	5,134	4,923
Construction in progress	17,497	17,599
	174,738	160,177
Less: Accumulated depreciation	(61,890)	(47,163)
	$112,848	$113,014

Depreciation and amortization expense related to property and equipment during the years ended December 31, 2024, 2023 and 2022 was $16.5 million, $13.8 million, and $10.0 million, respectively. Construction in progress recorded as of December 31, 2024 and 2023 primarily related to an ongoing effort to increase fiberglass molds and fiberglass production capacity as well as our ongoing digital transformation project costs. The Company recorded aggregate losses on sales and disposals of property and equipment of $0.1 million, $0.3 million, and $0.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.

9.LONG-TERM DEBT

The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	December 31,
	2024	2023
Term Loan	$288,063	$309,313
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(6,542)	(8,112)
Total debt	281,521	301,201
Less: Current portion of long-term debt	(3,250)	(21,250)
Total long-term debt	$278,271	$279,951

On February 23, 2022, Latham Pool Products entered into an agreement (the “Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan (the “Term Loan”) in an initial principal amount of $325.0 million. On the closing date, proceeds under the Credit Agreement were used to terminate the previous credit agreement by repayment of $294.0 million of outstanding debt thereunder and for general corporate purposes. As of December 31, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

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

As of December 31, 2024, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.

Term Loan

Pursuant to the Credit Agreement, Latham Pool Products borrowed $325.0 million in term loans. The Term Loan matures on February 23, 2029. Loans outstanding under the Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan are subject to scheduled quarterly amortization payments of $812,500, equal to 0.25% of the initial principal amount of the Term Loan. The Term Loan contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales, and casualty and condemnation events, in each case, subject to customary exceptions.

During the fiscal year ended December 31, 2024, the Company made a payment of $18.0 million in addition to the required annual payments $3.3 million. No additional payments are expected in the year ended December 31, 2025.

Outstanding borrowings as of December 31, 2024 were $281.5 million, net of discount and debt issuance costs of $6.5 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of December 31, 2024, the unamortized debt issuance costs and discount on the Term Loan were $3.6 million and $2.9 million, respectively. The effective interest rate was 8.61% at December 31, 2024, including the impact of the Company’s interest rate swap.

As of December 31, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

Interest Rate Risk

Interest rate risk associated with the Credit Agreement is mitigated partially through an interest rate swap.

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

The Company entered into an interest rate swap that was executed on March 10, 2023, in connection with its Credit Agreement. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, the Company fixed its SOFR borrowing rate at 4.3725% on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes. Refer to Note 5 for additional detail.

Debt Maturities

Principal payments due on the outstanding debt in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Fiscal Year Ending	Term Loan
2025	$3,250
2026	3,250
2027	3,250
2028	3,250
2029	275,063
$288,063

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

10.COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued sales rebates	$13,545	$10,170
Accrued product warranties	2,389	2,889
Accrued incentives	8,678	1,270
Accrued vacation	2,509	2,310
Accrued payroll	4,405	4,893
Accrued interest	4,153	2,955
Income taxes payable	—	1,682
Deferred revenue	3,794	3,787
Other accrued expenses	7,937	10,735
Total accrued expenses and other current liabilities	$47,410	$40,691

Allowance for Bad Debt

The allowance for bad debt consisted of the following (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Balance at the beginning of the year	$7,544	$3,161	$2,393
Bad debt expense	2,069	5,379	2,011
Write-offs, net of recoveries	(3,744)	(996)	(1,243)
Balance at the end of the year	$5,869	$7,544	$3,161

11.PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Balance at the beginning of the fiscal year	$3,161	$3,990	$4,909
Adjustments to reserve	2,615	5,319	4,567
Less: Settlements made (in cash or in kind)	(3,129)	(6,148)	(5,486)
Balance at the end of the fiscal year	$2,647	$3,161	$3,990

12.LEASES

The Company leases vehicles, manufacturing facilities, office space, land, and equipment under operating leases. As of December 31, 2024, our operating leases substantially have remaining terms of one year to eleven years, some of which include options to extend and/or terminate the leases. The Company does not have material finance leases.

The components of lease expense for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Operating lease expense	$8,613	$9,350
Finance lease amortization of assets	848	679
Finance lease interest on lease liabilities	316	296
Short-term lease expense	433	319
Variable lease expense	562	1,180
Total lease expense	$10,772	$11,824

Operating and finance lease right of use assets and lease-related liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023	Classification

Lease right-of-use assets:
Operating leases	$28,259	$30,788	Operating lease right-of-use assets
Finance leases	3,261	3,912	Other assets
Total lease right-of-use assets	$31,520	$34,700

Lease-related liabilities
Current
Operating leases	$7,176	$7,133	Current operating lease liabilities
Finance leases	779	746	Accrued expenses and other current liabilities
Non-current
Operating leases	22,138	24,787	Non-current operating lease liabilities
Finance leases	2,678	3,285	Other long-term liabilities
Total lease liabilities	$32,771	$35,951

The table below presents supplemental information related to leases as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Finance leases	4.4	5.2
Operating leases	5.3	5.7
Weighted-average discount rate
Finance leases	8.2%	8.2%
Operating leases	5.4%	5.1%

The table below presents supplemental information related to the cash flows for operating leases recorded on the consolidated statements of cash flows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,134	$7,551

The following table summarizes fiscal year maturities of operating lease liabilities as of the year ended December 31, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
2025	$8,552	$1,032	$9,584
2026	7,024	936	7,960
2027	5,244	860	6,104
2028	3,818	848	4,666
2029	3,172	364	3,536
Thereafter	6,030	74	6,104
Total lease payments	33,840	4,114	37,954
Less: Interest	(4,526)	(657)	(5,183)
Present value of lease liability	$29,314	$3,457	$32,771

13.NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
In-ground Swimming Pools	$259,214	$297,828	$385,467
Covers	131,335	140,949	158,449
Liners	117,971	127,715	151,820
	$508,520	$566,492	$695,736

14.INCOME TAXES

The Company is subject to United States federal, state, and local income taxes, as well as other foreign income taxes. The domestic and foreign components of its (loss) income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
(Loss) income before income taxes:
Domestic	$559	$(16,303)	$2,574
Foreign	(9,299)	6,243	11,147
Total	$(8,740)	$(10,060)	$13,721

Current and deferred income tax expense (benefit) is composed of the following (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Current income tax expense:
Domestic	$10,254	$1,225	$22,133
Foreign	544	788	1,084
Total current tax expense	10,798	2,013	23,217
Deferred income tax (benefit) expense:
Domestic	(8,303)	(9,965)	(6,020)
Foreign	6,625	280	2,218
Total deferred tax (benefit)	(1,678)	(9,685)	(3,802)
Total income tax expense (benefit)	$9,120	$(7,672)	$19,415

The reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows (% of Loss Before Income Taxes):

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Foreign rate differential	5.7%	(5.6)%	4.1%
State income tax, net of federal benefit	(16.8)%	14.0%	14.0%
Uncertain tax positions	—%	101.7%	2.1%
Change in valuation allowance	(99.6)%	(30.9)%	—%
Transaction costs not deductible for tax	—%	—%	18.8%
Other non-deductible expense	—%	(6.8)%	—%
Non-deductible stock compensation	(0.4)%	(24.1)%	67.3%
Canadian branch income	10.1%	1.3%	8.8%
Foreign tax restructuring	(16.0)%	21.3%	—%
Other permanent items	(8.4)%	(15.7)%	5.4%
	(104.4)%	76.2%	141.5%

The following table summarizes changes in the valuation allowance (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Balance at January 1	$3,114	$—	$—
Additions	8,700	3,114	—
Deductions	(3,114)	—	—
Balance at December 31	$8,700	$3,114	$—

As of December 31, 2024, after consideration of all evidence, both positive and negative, management concluded that it is not more likely than not that it would be able to realize all of its deferred tax assets of one of its foreign subsidiaries and that a valuation allowance of $8.7 million was necessary as of December 31, 2024. In the prior year, there was a valuation allowance for the Company's capital loss carryforward deferred tax asset which was reversed in the current year because the capital loss carryforward expired. It is reasonably possible that the Company’s estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.

The Inflation Reduction Act (“IRA”) was passed into law on August 16, 2022. The key provisions from the IRA include the implementation of a 15% alternative book income minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. The Company evaluated the key provisions under the IRA and concluded that the provisions are not applicable to Latham for year ended December 31, 2024.

The Organization for Economic Cooperation and Development introduced a framework to implement a global 15% minimum corporate tax (“Pillar Two”). The European Union issued a directive to its member states to enact the Pillar Two in their local laws effective after December 2023. A number of other countries have implemented similar legislation with effective dates for the year ended 2024. The Company has evaluated the impact of Pillar Two in the jurisdictions in which the Company operates and has determined no additional top up tax is required.

Deferred Income Taxes

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes, and the impact of available net operating loss and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered.

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$10,001	$6,715
Capital loss carryforwards	—	3,114
Inventories, net	3,082	3,234
Warranty reserve	469	595
Trade receivables	1,375	1,737
Profits interest units	3,437	2,581
Section 163(j)	4,902	2,345
Accrued expenses	350	509
Transaction costs	1,180	1,052
Future branch taxes	—	(1,691)
Operating lease liabilities	6,968	—
Other	2,276	2,082
Gross deferred tax assets	34,040	22,273
Valuation allowance	(8,700)	(3,114)
Total deferred tax asset	25,340	19,159
Less: Foreign deferred tax benefit	(729)	(7,485)
Total domestic deferred tax asset	24,611	11,674
Deferred tax liabilities:
Intangible assets	(42,702)	(45,150)
Property and equipment, net	(6,056)	(5,656)
Prepaid expenses and other	(1,165)	(644)
Investments in partnerships	(318)	(312)
Operating lease right-of-use assets	(6,717)	—
Total deferred tax liabilities	(56,958)	(51,762)
Net deferred tax liabilities	$(32,347)	$(40,088)

ASC 740, Income Taxes, requires that the Company reduce its deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

During 2024, the Company filed an amended return to account for the tax treatment of leases and as a result has recorded a deferred tax asset for operating lease liabilities and a deferred tax liability for operating lease right-of-use assets as of December 31, 2024.

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

Tax Uncertainties

As of December 31, 2023, the statute of limitations expired with respect to the Company’s 2019 U.S. Federal income tax return for which the uncertain tax position liability had been recorded. As a result of the expiration of the statute of limitations, the Company released the uncertain tax position liability with a corresponding net tax benefit of $7.5 million (a gross tax benefit of $10.6 million from the liability release offset by tax expense of $3.1 million from establishing a valuation allowance on an associated deferred tax asset).

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

Tax years from the fiscal year ended December 31, 2021 through present are open for examination in the U.S. Tax years and tax periods ended December 31, 2020 through present are open for state examination. The Latham 2019 Illinois return is currently under examination by the state of Illinois. Tax years and tax periods from June 30, 2021 through present are currently open for examination in Canada. Tax years and tax periods from June 30, 2020 through present are currently open for examination in Australia. Tax years and tax periods from March 31, 2020 through present are currently open for examination in New Zealand.

The following is a reconciliation of the beginning and ending amount of uncertain tax positions (in thousands):

	Year Ended
	December 31,
	2024	2023
Balance at the beginning of the year	$—	$10,303
Gross amounts of increases and decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—	379
Gross amounts of increases and decreases in unrecognized tax benefits as a result of tax positions taken during the current period	—	—
The amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	(10,682)
Balance at the end of the year	$—	$—

15.COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of its business, the Company is involved in various legal proceedings involving contractual and employment claims, personal injury claims, intellectual property claims, product liability claims, and warranty claimes. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position, results of operations, or cash flows. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

16.STOCK-BASED COMPENSATION

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

On May 2, 2023, at the 2023 annual meeting of stockholders the Company, the stockholders approved the first amendment (the “Equity Plan First Amendment”) to the Latham Group, Inc. 2021 Omnibus Equity Plan, which was previously approved by the Board of the Company. The Equity Plan First Amendment became effective upon stockholder approval, and provides for (i) an increase by 8,000,000 shares of the share pool, i.e. the maximum number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2021 Omnibus Equity Plan, (ii) a prohibition on recycling of shares withheld or remitted to pay taxes for all awards, (iii) a minimum vesting period of one year for all awards, with an exception for shares representing 5% of the share pool, and (iv) a prohibition on the transfer of stock options and stock appreciation rights for value or to third-party financial institutions without stockholder approval.

Except as amended by the Equity Plan First Amendment, the other terms of the 2021 Omnibus Equity Plan remain in full force and effect. Subsequent to the Equity Plan First Amendment, the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan is 21,170,212 shares. The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Cost of sales	$—	$81	$3,762
Selling, general, and administrative	7,392	18,723	46,872
	$7,392	$18,804	$50,634

The recognized income tax benefit related to stock-based compensation was $0.6 million, $0.5 million and $0.8 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 respectively. As of December 31, 2024, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $9.7 million, which is expected to be recognized over a weighted-average period of 1.91 years.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of stock appreciation rights awards granted:

Year Ended
December 31, 2023
Risk-free interest rate	3.54%
Expected volatility	40.34%
Expected term (in years)	6.25
Expected dividend yield	0.00%

No stock appreciation rights were awarded during the year ended December 31, 2024.

The following table sets forth the significant assumptions used in the Black-Scholes option-pricing model on a weighted-average basis to determine the fair value of option awards granted:

Year Ended
December 31, 2022
Risk-free interest rate	2.06%
Expected volatility	39.68%
Expected term (in years)	6.25
Expected dividend yield	0.00%

No stock options were granted under this plan during the year ended December 31, 2024.

Restricted Stock Awards

The following table represents the Company’s restricted stock awards activity during the year ended December 31, 2024:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2024	42,886	$19.00
Granted	—	—
Vested	(42,886)	19.00
Forfeited	—	—
Outstanding at December 31, 2024	—	$—

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the year ended December 31, 2024:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2024	2,235,479	$3.60
Granted	2,992,704	2.97
Vested	(762,510)	3.83
Forfeited	(264,914)	3.43
Outstanding at December 31, 2024	4,200,759	$3.12

Stock Options

The following table represents the Company’s stock option activity during the year ended December 31, 2024:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	1,554,294	$15.43
Granted	—	—
Exercised	—	—
Forfeited	(61,384)	16.74
Expired	(109,172)	17.62
Outstanding at December 31, 2024	1,383,738	$15.20	6.96	$185
Vested and expected to vest at December 31, 2024	1,383,738	$15.20	6.96	$185
Options exercisable at December 31, 2024	806,218	$15.74	6.87	$92

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

No stock options were granted during the year ended December 31, 2024 or December 31, 2023.

Stock Appreciation Rights

During the quarter ended April 1, 2023, as a portion of the annual equity award grants to the Company’s executive officers, the Compensation Committee of the Board approved stock appreciation rights for an aggregate of 790,181 shares of the Company’s common stock, with a strike price of $3.24 per share (the “Contingent Grants”). At the time of such approval, the Company did not have enough shares of the Company’s common stock in the share pool under the 2021 Omnibus Equity Plan to support such grant. As of April 1, 2023, the Contingent Grants remained subject to stockholder approval of the Equity Plan First Amendment. On May 2, 2023, following stockholder approval of the Equity Plan First Amendment, the foregoing stock appreciation right awards became effective without condition.

The following table represents the Company’s stock appreciation rights activity during the year ended December 31, 2024:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	755,802	$3.16
Granted	—	—
Exercised	(45,904)	3.24
Forfeited	(49,342)	3.24
Outstanding at December 31, 2024	660,556	$3.15	8.37	$2,518
Vested and expected to vest at December 31, 2024	660,556	$3.15	8.37	$2,518
Stock appreciation rights exercisable at December 31, 2024	130,708	$3.12	8.39	$501

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

No stock appreciation rights were granted during the year ended December 31, 2024. The weighted average grant-date fair value of stock appreciation rights granted during the year ended December 31, 2023 was $1.08 per share.

Performance Stock Units

During the year ended December 31, 2024, the Compensation Committee of the Board approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s executive officers.

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

The following table represents the Company’s PSU activity during the year ended December 31, 2024:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2024	—	$—
Granted	443,100	2.91
Adjustment for performance achievement (1)	364,671	2.91
Forfeited	—	—
Outstanding at December 31, 2024	807,771	$2.91
(1)	Represents the adjustment to previously granted PSUs based on the Company’s performance as of December 31, 2024.

17.STOCKHOLDERS’ EQUITY

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

Repurchase Program

On May 10, 2022, the Board of the Company approved a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $100 million of the Company’s shares of common stock over the next three years. The Company may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. The Company is not obligated to repurchase any of its shares of its common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, the Company’s stock price, alternative uses of capital, the terms of the Company’s debt instruments, and other factors.

During the year ended December 31, 2022, the Company repurchased and concurrently retired 4,483,620 shares of the Company’s common stock for an aggregate amount of $23.0 million, pursuant to the Repurchase Program. All of the shares were repurchased under a Rule 10b5-1 trading plan. No shares were repurchased during the years ended December 31, 2024 or 2023. As of December 31, 2024, $77.0 million remained available under our Repurchase Program.

As of and December 31, 2024 and 2023, 115,764,839 and 114,828,896 shares of common stock were issued and outstanding for accounting purposes, respectively.

18.NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(17,860)	$(2,388)	$(5,694)
Denominator:
Weighted-average common shares outstanding
Basic	115,434,828	112,899,586	113,245,421
Diluted	115,434,828	112,899,586	113,245,421
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.02)	$(0.05)
Diluted	$(0.15)	$(0.02)	$(0.05)

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net loss per share because the effect was anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Restricted stock awards	10,722	697,822	1,904,037
Restricted stock units	22,275	188,548	202,622
Stock options	1,410,382	1,702,316	1,757,336
Stock appreciation rights	326,395	491,386	—
Performance stock units	20,781	—	—

19.RELATED PARTY TRANSACTIONS

Expense Reimbursement

The Company entered into a Stockholders’ Agreement with the Sponsor and Wynnchurch Capital, L.P. on April 27, 2021. The Stockholders’ Agreement requires the Company to reimburse the Sponsor and Wynnchurch Capital, L.P. the reasonable out-of-pocket costs and expenses in connection with monitoring and overseeing their investment in the Company.

The Company had less than $0.1 million in transactions with the Sponsor or Wynnchurch Capital, L.P. during the years ended December 31, 2024, 2023 and 2022.

20. SEGMENT REPORTING

The Company conducts business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.

The Company reports consolidated net income (loss), as management believes that is the measure most consistent with the measurement principles in the Company’s consolidated financial statements. Consolidated net income (loss) is used by the CODM predominantly in the annual budget and forecasting, including consideration of budget-to-actual variances when making decisions about the allocation of operating and capital resources.

Operations of the Company’s single segment consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net sales	$508,520	$566,492	$695,736
Other cost of sales(1)	339,078	398,293	465,230
Other selling, general and administrative expense(2)	93,138	86,385	93,500
Depreciation	16,494	13,817	9,995
Amortization(3)	27,952	26,934	28,180
Stock-based compensation expense	7,392	18,804	50,634
Strategic initiative costs(4)	3,329	4,092	3,948
Acquisition and integration related costs(5)	2,348	911	326
Restructuring charges(6)	512	3,727	1,607
Interest expense, net	24,840	30,916	15,753
Odessa fire(7)	-	(2,600)	869
Other expense (income), net	6,237	(1,004)	1,301
Earnings from equity method investment	(4,060)	(3,723)	(4,230)
Income tax expense (benefit)	9,120	(7,672)	19,415
Loss on extinguishment of debt	-	-	3,465
Underwriting fees related to offering of common stock	-	-	11,437
Net loss	$(17,860)	$(2,388)	$(5,694)

(1) Other cost of sales includes total cost of sales (as presented in the statements of operations) excluding depreciation, stock-based compensation, restructuring charges, and strategic initiative costs.

(2) Other selling, general and administrative expense includes total selling, general and administrative expense (as presented in the statements of operations) excluding depreciation, amortization, stock-based compensation, strategic initiative costs, acquisition and integration related costs, and Odessa fire costs.

(3) inclusive of finance lease amortization.

(4) Represents fees paid to external consultants and other expenses for our strategic initiatives

(5) Represents acquisition and integration costs as well as other costs related to potential transactions.

(6) Represents costs related to a cost reduction plan that includes severance and other costs for our executive management changes and additional costs related to our cost reduction plans, which include further actions to reduce our manufacturing overhead by reducing headcount in addition to facility shutdowns.

(7) Represents costs incurred and insurance recoveries related to a production facility fire in Odessa, Texas.

21.GEOGRAPHIC INFORMATION

Net sales by geography is based on the delivery address of the customer as specified in purchase order. Net sales by geographic area was as follows (in thousands):

	December 31,
	2024	2023	2022
Net sales
United States	$429,336	$475,024	$558,827
Canada	48,138	58,443	91,579
Australia	21,455	22,534	25,827
New Zealand	5,721	6,030	9,346
Other	3,870	4,461	10,157
Total	$508,520	$566,492	$695,736

Our long-lived assets by geographic area, which consist of property and equipment, net were as follows (in thousands):

	December 31,
	2024	2023
Long-lived assets
United States	$72,827	$68,148
Canada	34,882	39,469
Australia	4,018	3,980
New Zealand	1,121	1,417
Total	$112,848	$113,014

22.CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Latham Group, Inc.

(Parent Company Only)

Condensed Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Investment in subsidiary	$387,222	$399,200
Total assets	$387,222	$399,200
Liabilities and Stockholders’ Equity
Total liabilities	$—	$—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both December 31, 2024 and December 31, 2023; no shares issued and outstanding as of both December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 115,764,839 and 114,871,782 shares issued and outstanding, as of December 31, 2024 and December 31, 2023, respectively	12	11
Additional paid-in capital	467,076	459,684
Accumulated deficit	(74,816)	(56,956)
Accumulated other comprehensive loss	(5,050)	(3,539)
Total stockholders’ equity	387,222	399,200
Total liabilities and stockholders’ equity	$387,222	$399,200

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

Condensed Statements of Operations

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2024	2023	2022
Equity in net loss of subsidiary	$(17,860)	$(2,388)	$(5,694)
Net loss attributable to common stockholders	$(17,860)	$(2,388)	$(5,694)
Net loss per share
Net loss per share attributable to common stockholders – basic and diluted
Basic	$(0.15)	$(0.02)	$(0.05)
Diluted	$(0.15)	$(0.02)	$(0.05)
Weighted-average common shares outstanding – basic and diluted
Basic	115,434,828	112,899,586	113,245,421
Diluted	115,434,828	112,899,586	113,245,421

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

Condensed Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Net loss	$(17,860)	$(2,388)	$(5,694)
Equity in other comprehensive loss of subsidiary	(1,511)	(6)	(3,903)
Comprehensive loss	$(19,371)	$(2,394)	$(9,597)

The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(17,860)	$(2,388)	$(5,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of subsidiary	17,860	2,388	5,694
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Distribution from subsidiary	—	—	23,038
Net cash provided by investing activities	—	—	23,038
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	257,663
Repurchase and retirement of common stock	—	—	(280,701)
Net cash used in financing activities	—	—	(23,038)
Net increase in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements of Registrant (Parent Company Only)

1.Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. Latham Group, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. Under the terms of the Credit Agreement entered into by the Latham Pool Products, a wholly owned subsidiary of LIMC, which itself is a wholly owned subsidiary of Latham Group, Inc., Latham Pool Products is restricted from making dividend payments, loans or advances to Latham Group, Inc., unless certain conditions are met. As of December 31, 2024 and 2023, substantially all of the consolidated net assets of Latham Pool Products are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting following an exemption established by the JOBS Act for “emerging growth companies.”

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

Item 9B. Other Information

Rule 10b5-1 Plans

During the three months ended December 31, 2024, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our definitive proxy statement to be filed in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal One: Election of Class I Directors,” “Board of Directors and Corporate Governance – Class II Directors—Term Expiring at the 2026 Annual Meeting,” “Board of Directors and Corporate Governance – Class III Directors—Term Expiring at the 2027 Annual Meeting,” “Board of Directors and Corporate Governance – Board Committee,” “Board of Directors and Corporate Governance – Board Committees – Audit Committee,” “Board of Directors and Corporate Governance – Key Governance Policies – Code of Business Conduct and Ethics,” “Executive Officers” and “Delinquent Section 16(a) Reports,” and “Board of Directors and Corporate Governance – Key Governance Policies – Securities Trading Policy; Prohibition on Hedging and Pledging of Company Securities.”

Item 11. Executive Compensation

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Director Compensation,” “Named Executive Officer Compensation” and “Named Executive Officer Compensation Tables.”

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
1)	Financial Statements. The Company’s financial statements are included in Part II, Item 8, Financial Statements and Supplementary Data.
2)	Financial Statements Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included under Part II, Item 8, Financial Statements and Supplementary Data.
3)	Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1#

Merger Agreement by and between Latham Group, Inc. and Latham Investment Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

3.1

Amended and Restated Certificate of Incorporation of Latham Group, Inc. (incorporated by reference to Exhibit 3.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

3.2

Amended and Restated Bylaws of Latham Group, Inc. (incorporated by reference to Exhibit 3.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 3, 2021 (File No. 001-40358))

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 10, 2022 (File No. 001-40358))

10.1#

Credit and Guaranty Agreement, dated as of February 23, 2022, among Latham Pool Products, Inc., Latham International Manufacturing Corp., the other guarantors party thereto, the lenders and letter of credit issuers party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2022 (File No. 001-40358))

10.2

Stockholders Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.3

Registration Rights Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358)))

10.4

Form of Indemnification Agreement by and among the Latham Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.5†

Offer Letter, by and between Oliver C. Gloe and Latham Pool Products, Inc., dated October 20, 2023 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 24, 2023 (File No. 001- 40358))

Exhibit Number	Exhibit Description
10.6†

Form of Amendment to Employment Agreement (Specified Executive Officers) (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.7†

Form of Offer Letter (Specified Executive Officers) (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.8†

Latham Pool Products, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Current Report on Form 8-K filed on July 25, 2023 with the SEC (File No. 001-40358))

10.9†

Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.10†

First Amendment to the Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2023 (File No. 001-40358))

10.11†

Form of Nonqualified Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.12†

Form of Restricted Stock Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.13†

Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.14†

Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023 (incorporated by reference to Exhibit 10.14 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

10.15†

Form of Stock Appreciation Right Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023 (incorporated by reference to Exhibit 10.15 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

10.16†

Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2024 (File No. 001-40358))

10.17†

Latham Group, Inc. Amended and Restated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.16 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024 (File No. 001-40358))

10.18†

Form of Latham Group, Inc. Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.17 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

19*	Securities Trading Policy
21.1*	Subsidiaries of the registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

Exhibit Number	Exhibit Description
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1

Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2024 (File No. 001-40358))

101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

# Certain of the exhibits or portions of exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon request.

† Indicates management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date       March 5, 2025

LATHAM GROUP, INC.

/s/ Scott Rajeski
Scott Rajeski
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott M. Rajeski	Chief Executive Officer and President; Director	March 5, 2025
Scott M. Rajeski	(Principal Executive Officer)

/s/ Oliver C. Gloe	Chief Financial Officer	March 5, 2025
Oliver C. Gloe	(Principal Financial Officer)

/s/ Suraj Kunchala	Vice President and Controller	March 5, 2025
Suraj Kunchala	(Principal Accounting Officer)

/s/ James E. Cline	Chairman of the Board	March 5, 2025
James E. Cline

/s/ Brian Pratt	Director	March 5, 2025
Brian Pratt

/s/ DeLu Jackson	Director	March 5, 2025
DeLu Jackson

/s/ Frank J. Dellaquila	Director	March 5, 2025
Frank J. Dellaquila

/s/ Mark P. Laven	Director	March 5, 2025
Mark P. Laven

/s/ Suzan Morno-Wade	Director	March 5, 2025
Suzan Morno-Wade
/s/ William M. Pruellage	Director	March 5, 2025
William M. Pruellage