Form 10-Q
period 2025-03-29
Latham Group, Inc.
filed 2025-05-07
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

As of May 2, 2025, 116,367,606 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 29,	December 31,
	2025	2024
Assets
Current assets:
Cash	$23,966	$56,398
Trade receivables, net	83,760	32,299
Inventories, net	86,863	77,101
Income tax receivable	8,588	3,964
Prepaid expenses and other current assets	8,363	8,536
Total current assets	211,540	178,298
Property and equipment, net	112,000	112,848
Equity method investment	25,844	24,891
Deferred tax assets	729	729
Operating lease right-of-use assets	27,154	28,259
Goodwill	154,681	152,625
Intangible assets, net	289,230	292,913
Other assets	3,407	3,644
Total assets	$824,585	$794,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,035	$13,141
Current maturities of long-term debt	3,250	3,250
Current operating lease liabilities	7,100	7,176
Accrued expenses and other current liabilities	44,640	47,410
Total current liabilities	83,025	70,977
Long-term debt, net of discount, debt issuance costs, and current portion	303,663	278,271
Deferred income tax liabilities, net	32,347	32,347
Non-current operating lease liabilities	20,951	22,138
Other long-term liabilities	3,457	3,252
Total liabilities	$443,443	$406,985
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both March 29, 2025 and December 31, 2024; no shares issued and outstanding as of both March 29, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of March 29, 2025 and December 31, 2024; 116,362,977 and 115,764,839 shares issued and outstanding, as of March 29, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	466,741	467,076
Accumulated deficit	(80,778)	(74,816)
Accumulated other comprehensive loss	(4,833)	(5,050)
Total stockholders’ equity	381,142	387,222
Total liabilities and stockholders’ equity	$824,585	$794,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Net sales	$111,420	$110,629
Cost of sales	78,539	80,040
Gross profit	32,881	30,589
Selling, general, and administrative expense	30,620	26,250
Amortization	7,192	6,412
Loss from operations	(4,931)	(2,073)
Other expense:
Interest expense, net	6,371	4,982
Other (income) expense, net	(308)	1,586
Total other expense, net	6,063	6,568
Earnings from equity method investment	953	1,309
Loss before income taxes	(10,041)	(7,332)
Income tax (benefit) expense	(4,079)	532
Net loss	$(5,962)	$(7,864)
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)
Weighted-average common shares outstanding – basic and diluted
Basic	115,885,111	115,038,929
Diluted	115,885,111	115,038,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Net loss	$(5,962)	$(7,864)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	217	(811)
Total other comprehensive income (loss), net of tax	217	(811)
Comprehensive loss	$(5,745)	$(8,675)

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

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2024	115,764,839	$12	$467,076	$(74,816)	$(5,050)	$387,222
Net loss	—	—	—	(5,962)	—	(5,962)
Foreign currency translation adjustments	—	—	—	—	217	217
Issuance of common stock upon release of restricted stock units	941,370	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(343,232)	—	(2,306)	—	—	(2,306)
Stock-based compensation expense	—	—	1,971	—	—	1,971
Balances at March 29, 2025	116,362,977	$12	$466,741	$(80,778)	$(4,833)	$381,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Fiscal Quarter Ended
	March 29,	March 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,962)	$(7,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,400	10,374
Unrealized foreign currency (gain) loss	(417)	1,584
Amortization of deferred financing costs and debt discount	430	430
Non-cash lease expense	1,776	1,780
Change in fair value of interest rate swap	283	(1,804)
Stock-based compensation expense	1,971	1,243
Bad debt expense	875	1,299
Other non-cash, net	(63)	173
Earnings from equity method investment	(953)	(1,309)
Distributions received from equity method investment	—	908
Changes in operating assets and liabilities:
Trade receivables	(52,550)	(44,895)
Inventories	(9,559)	1,648
Prepaid expenses and other current assets	189	467
Income tax receivable	(4,624)	(428)
Other assets	(10)	(146)
Accounts payable	14,271	8,179
Accrued expenses and other current liabilities	(4,861)	(5,987)
Other long-term liabilities	(78)	(164)
Net cash used in operating activities	(46,882)	(34,512)
Cash flows from investing activities:
Purchases of property and equipment	(3,452)	(5,345)
Acquisition of business, net of cash acquired	(4,934)	—
Net cash used in investing activities	(8,386)	(5,345)
Cash flows from financing activities:
Payments on long-term debt borrowings	—	(18,813)
Proceeds from borrowings on revolving credit facility	25,000	—
Repayments of finance lease obligations	(201)	(189)
Common stock withheld for taxes on restricted stock units	(2,306)	—
Net cash provided by (used in) financing activities	22,493	(19,002)
Effect of exchange rate changes on cash	343	(93)
Net decrease in cash	(32,432)	(58,952)
Cash at beginning of period	56,398	102,763
Cash at end of period	$23,966	$43,811
Supplemental cash flow information:
Cash paid for interest	$6,266	$9,513
Income taxes paid, net	344	39
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,360	$426
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	994	198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. NATURE OF THE BUSINESS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 29, 2025 and for the fiscal quarters ended March 29, 2025 and March 30, 2024, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on March 5, 2025 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter ended March 29, 2025 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2025 or other interim periods thereof.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which improves disclosures to provide more detailed information about a business entity’s expenses. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2024-03 and its potential impact on the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 15 for further detail.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which improves financial reporting by providing clarity on when an entity should apply the scope guidance in paragraph 718-10-15-3. ASU 2024-01 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. Adoption of the new standard did not have an impact on the Company’s condensed consolidated financial statements.

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

The Company accounted for the Coverstar Central Acquisition using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. This requires that the assets acquired and liabilities assumed be measured at fair value. Inventories were valued using the comparative sales method. Specific to intangible assets, backlog and customer relationships were valued using the multi-period excess earnings method. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the Acquisition Date. The fair value of assets acquired and liabilities assumed recorded in the condensed consolidated financial statements may be subject to adjustment pending completion of final evaluation. These fair value estimates will be reevaluated and adjusted, if needed, during the measurement period of up to one year from the Acquisition Date, and recorded as adjustments to goodwill.

The following summarizes the purchase price allocation for the Company’s acquisition of Coverstar Central:

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

Pro Forma Financial Information (Unaudited)

The following pro forma financial information presents the statements of operations of the Company with Coverstar Central as if the acquisition occurred on January 1, 2024. The pro forma results do not include any anticipated synergies, cost savings or other expected benefits of the acquisition. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisition been completed on January 1, 2024 and is not necessarily indicative of the Company’s future financial results.

	Fiscal Quarter Ended
	March 29,	March 30,
(in thousands)	2025	2024
Net sales	$111,420	$111,584
Net loss	(6,270)	(6,428)

The pro forma financial information presented above reflects the effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the additional cost of sales from acquired inventory, the elimination of intercompany transactions and the removal of certain costs (primarily payroll costs) that would not have occurred and any related tax effects. Transaction costs for Coverstar Central are reflected within pro forma net loss for the fiscal quarter ended March 30, 2024.

Other Business Combinations

During the fiscal quarter ended March 29, 2025, the Company completed the acquisition of two autocover dealers located in New York and Tennessee that qualified as a business combination. This transaction resulted in an increase to goodwill and intangibles, but was not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the fiscal quarters ended March 29, 2025 and March 30, 2024.

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

Term loans

Term loans are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	March 29, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$281,913	$272,046	$281,521	$276,946

Interest rate swap

The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of March 29, 2025 and December 31, 2024, the Company’s interest rate swap was a liability of $0.7 million and $0.4 million, respectively, which were recorded within other long-term liabilities on the condensed consolidated balance sheets.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of March 29, 2025 and as of December 31, 2024 was $154.7 million and $152.6 million, respectively. The change in the carrying value during the fiscal quarter ended March 29, 2025 was primarily driven by acquisitions made in the first fiscal quarter of 2025.

Intangible Assets

Intangible assets, net as of March 29, 2025 consisted of the following (in thousands):

	March 29, 2025
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(471)	$37,834	$109,795
Patented technology	16,126	(7)	10,671	5,448
Technology	13,000	—	2,890	10,110
Pool designs	13,628	(233)	4,143	9,252
Franchise relationships	1,187	—	1,187	—
Dealer relationships	238,551	(2)	84,064	154,485
Order backlog	2,020	—	1,880	140
Non-competition agreements	2,476	—	2,476	—
	$435,088	$(713)	$145,145	$289,230

The Company recognized $7.2 million of amortization expense related to intangible assets during the fiscal quarter ended March 29, 2025. The Company recognized $6.4 million of amortization expense related to intangible assets during the fiscal quarter ended March 30, 2024.

The change in the carrying value of dealer relationships is driven by the acquisitions made in the first fiscal quarter of 2025.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Estimated Future
Amortization
Fiscal Year Ending	Expense
Remainder of fiscal year 2025	$21,679
2026	28,719
2027	28,719
2028	27,760
2029	22,391
Thereafter	159,962
$289,230

6. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	March 29, 2025	December 31, 2024
Raw materials	$58,736	$49,322
Finished goods	28,127	27,779
	$86,863	$77,101

7. LONG-TERM DEBT

The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	March 29, 2025	December 31, 2024
Term Loan	$288,063	$288,063
Revolving Credit Facility	25,000	—
Less: Unamortized discount and debt issuance costs	(6,150)	(6,542)
Total debt	306,913	281,521
Less: Current portion of long-term debt	(3,250)	(3,250)
Total long-term debt	$303,663	$278,271

On February 23, 2022, Latham Pool Products and certain subsidiary guarantors entered into a credit and guaranty agreement (the “Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit (the “Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “Term Loan”) in an initial principal amount of $325.0 million.

The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness and make restricted payments and other distributions. As of March 29, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.

Revolving Credit Facility

The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement, the “First Lien Net Leverage Ratio”). Borrowings under the Revolving Credit Facility are not subject to amortization and are due at maturity.

The Company incurred debt issuance costs of $0.8 million related to the Revolving Credit Facility. The debt issuance costs were recorded within other assets on the condensed consolidated balance sheet and are being amortized over the life of the Revolving Credit Facility.

As of March 29, 2025, there was $25.0 million of outstanding borrowings on the Revolving Credit Facility and $50.0 million was available for future borrowing.

Term Loan

Pursuant to the Credit Agreement, Latham Pool Products borrowed $325.0 million in term loans. The Term Loan matures on February 23, 2029. Loans outstanding under the Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (each, as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan are subject to scheduled quarterly amortization payments of $812,500, equal to 0.25% of the initial principal amount of the Term Loan. The Term Loan contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales, and casualty and condemnation events, in each case, subject to customary exceptions.

During the fiscal quarter ended March 30, 2024, the Company made a pre-payment of $18.0 million in addition to the required annual payments of $3.3 million. No additional pre-payments are expected to be made during the year ending December 31, 2025.

Outstanding borrowings as of March 29, 2025 were $281.9 million, net of discount and debt issuance costs of $6.2 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of March 29, 2025, the unamortized debt issuance costs and discount on the Term Loan were $3.4 million and $2.7 million, respectively. The effective interest rate was 9.31% at March 29, 2025, including the impact of the Company’s interest rate swap.

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

Debt Maturities

Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Fiscal Year Ending	Term Loan
Remainder of fiscal year 2025	$3,250
2026	3,250
2027	3,250
2028	3,250
2029	275,063
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

8. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Balance at the beginning of the fiscal year	$2,647	$3,161
Adjustments to reserve	669	537
Less: Settlements made (in cash or in kind)	(285)	(679)
Balance at the end of the fiscal quarter	$3,031	$3,019

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

The components of lease expense for the fiscal quarters ended March 29, 2025 and March 30, 2024 were as follows (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Operating lease expense	$2,162	$2,163
Finance lease amortization of assets	210	212
Finance lease interest on lease liabilities	68	84
Short-term lease expense	97	56
Variable lease expense	199	158
Total lease expense	$2,736	$2,673

Operating and finance lease right-of-use assets and lease-related liabilities as of March 29, 2025 and December 31, 2024 were as follows (in thousands):

	March 29, 2025	December 31, 2024	Classification

Lease right-of-use assets:
Operating leases	$27,154	$28,259	Operating lease right-of-use assets
Finance leases	3,064	3,261	Other assets
Total lease right-of-use assets	$30,218	$31,520

Lease-related liabilities
Current
Operating leases	$7,100	$7,176	Current operating lease liabilities
Finance leases	768	779	Accrued expenses and other current liabilities
Non-current
Operating leases	20,951	22,138	Non-current operating lease liabilities
Finance leases	2,501	2,678	Other long-term liabilities
Total lease liabilities	$31,320	$32,771

The table below presents supplemental information related to leases as of March 29, 2025 and December 31, 2024:

	March 29, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Finance leases	4.2	4.4
Operating leases	5.2	5.3
Weighted-average discount rate
Finance leases	8.2%	8.2%
Operating leases	5.5%	5.4%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,829	$1,794

The following table summarizes fiscal year maturities of operating lease liabilities as of March 29, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2025	$6,482	$765	$7,247
2026	7,129	939	8,068
2027	5,323	863	6,186
2028	3,967	851	4,818
2029	3,396	367	3,763
Thereafter	6,032	74	6,106
Total lease payments	32,329	3,859	36,188
Less: Interest	(4,278)	(590)	(4,868)
Present value of lease liability	$28,051	$3,269	$31,320

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
In-ground Swimming Pools	$57,734	$59,832
Covers	31,611	26,868
Liners	22,075	23,929
	$111,420	$110,629

11. INCOME TAXES

The effective income tax rate for the fiscal quarter ended March 29, 2025 was 40.6% compared to (7.2)% for the fiscal quarter ended March 30, 2024. The differences between the U.S. federal statutory income tax rate and the Company’s effective income tax rates for the fiscal quarter ended March 29, 2025 and the fiscal quarter ended March 30, 2024 were primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit and the effects of branch accounting for Latham Canada.

12. STOCKHOLDERS’ EQUITY

Repurchase Program

On May 10, 2022, the Board of Directors of the Company (the “Board”) approved a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $100 million of the Company’s shares of common stock by May 2025. The Company may effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. The Company is not obligated to repurchase any of its shares of its common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, the Company’s stock price, alternative uses of capital, the terms of the Company’s debt instruments, and other factors.

As of March 29, 2025, $77.0 million remained available for share repurchases pursuant to the Repurchase Program. The Company did not repurchase any shares of its common stock during the fiscal quarter ended March 29, 2025. The Company accounts for the excess of the repurchase price over the par value of shares acquired as a reduction to additional paid-in capital.

13. STOCK-BASED COMPENSATION

On April 12, 2021, the Company’s stockholders approved the Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Omnibus Equity Plan”), which became effective on April 22, 2021. The 2021 Omnibus Equity Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other stock-based and cash-based awards. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the 2021 Omnibus Equity Plan during any one fiscal year, together with any cash fees paid to such non-employee director during such fiscal year, is $750,000.

On May 2, 2023, at the 2023 annual meeting of stockholders of the Company, the stockholders approved the first amendment (the “Equity Plan First Amendment”) to the 2021 Omnibus Equity Plan, which was previously approved by the Board. The Equity Plan First Amendment became effective upon stockholder approval, and provides for (i) an increase by 8,000,000 shares of the share pool, i.e. the maximum number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2021 Omnibus Equity Plan, (ii) a prohibition on recycling of shares withheld or remitted to pay taxes for all awards, (iii) a minimum vesting period of one year for all awards, with an exception for shares representing 5% of the share pool, and (iv) a prohibition on the transfer of stock options and stock appreciation rights for value or to third-party financial institutions without stockholder approval.

Except as amended by the Equity Plan First Amendment, the other terms of the 2021 Omnibus Equity Plan remain in full force and effect. Subsequent to the Equity Plan First Amendment, the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan is 21,170,212 shares.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Selling, general, and administrative	$1,971	$1,243
	$1,971	$1,243

As of March 29, 2025, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $15.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the fiscal quarter ended March 29, 2025:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2025	4,200,759	$3.12
Granted	798,077	7.31
Vested	(941,370)	3.20
Forfeited	(56,405)	3.16
Outstanding at March 29, 2025	4,001,061	$3.93

Stock Options

The following table represents the Company’s stock option activity during the fiscal quarter ended March 29, 2025:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	1,383,738	$15.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 29, 2025	1,383,738	$15.20	6.61	$83
Vested and expected to vest at March 29, 2025	1,383,738	$15.20	6.61	$83
Options exercisable at March 29, 2025	976,745	$15.72	6.58	$42

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock Appreciation Rights

The following table represents the Company’s stock appreciation rights activity during the quarter ended March 29, 2025:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	660,556	$3.15
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 29, 2025	660,556	$3.15	8.13	$2,168
Vested and expected to vest at March 29, 2025	660,556	$3.15	8.13	$2,168
Stock appreciation rights exercisable at March 29, 2025	292,602	$3.19	8.12	$949

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

Performance Stock Units

During the fiscal quarter ended March 29, 2025 the Compensation Committee of the Board approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s executive officers.

Thirty-three percent of the target number of PSUs awarded on the date of grant will be earned annually at 0% to 200% of the target number of PSUs based on the Company’s achievement of Adjusted EBITDA (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target and maximum performance) as defined in the award agreement, for each year of the three-year performance period beginning January 1, 2025 and ending December 31, 2027. Any earned PSUs cliff vest on the third anniversary of the grant date. Adjusted EBITDA is considered a performance condition and the grant date fair value corresponds with management’s expectation of the probable outcome of the performance condition as of the grant date. The grant date fair value is determined based on the fair market value of the Company’s stock at market close on the grant date multiplied by the target number of shares subject to the award and adjusted for management's expectation of the probable outcome of the performance condition. The probability of achieving the performance criteria is assessed quarterly during the performance period. Compensation expense related to unvested PSUs is recognized ratably over the performance period.

The following table represents the Company’s PSU activity during the fiscal quarter ended March 29, 2025:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2025	807,771	$2.91
Granted	325,613	7.33
Adjustment for performance achievement (1)	—	—
Forfeited	—	—
Outstanding at March 29, 2025	1,133,384	$4.18

(1)	Represents the adjustment to previously granted PSUs based on performance expectations as of the end of each respective fiscal year.
(2)	An additional 325,613 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs granted during the fiscal quarter ended March 29, 2025.

14. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Numerator:
Net loss attributable to common stockholders	$(5,962)	$(7,864)
Denominator:
Weighted-average common shares outstanding
Basic	115,885,111	115,038,929
Diluted	115,885,111	115,038,929
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

As of March 29, 2025 and December 31, 2024, 116,362,977 and 115,764,839 shares of common stock were issued and outstanding, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net loss per share because the effect was anti-dilutive:

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Restricted stock awards	—	42,886
Restricted stock units	200,279	24,146
Stock options	1,278,535	1,521,158
Stock appreciation rights	—	657,999
Performance stock units	87,462	75,937

15. SEGMENT REPORTING

The Company conducts business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.

The Company reports consolidated net income (loss), as management believes that is the measure most consistent with the measurement principles in the Company’s condensed consolidated financial statements. Consolidated net income (loss) is used by the CODM predominantly in the annual budget and forecasting, including consideration of budget-to-actual variances when making decisions about the allocation of operating and capital resources.

Operations of the Company’s single segment consisted of the following (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Net sales	$111,420	$110,629
Other cost of sales(1)	74,580	76,438
Other selling, general and administrative expense(2)	26,684	23,421
Depreciation	4,998	3,748
Amortization(3)	7,192	6,411
Stock-based compensation expense	1,971	1,243
Strategic initiative costs(4)	644	1,123
Acquisition and integration related costs(5)	267	-
Restructuring charges(6)	15	318
Interest expense, net	6,371	4,982
Other (income) expense, net	(308)	1,586
Earnings from equity method investment	(953)	(1,309)
Income tax (benefit) expense	(4,079)	532
Net loss	$(5,962)	$(7,864)

(1) Other cost of sales includes total cost of sales (as presented in the condensed consolidated statements of operations) excluding depreciation, stock-based compensation, restructuring charges, and strategic initiative costs.

(2) Other selling, general and administrative expense includes total selling, general and administrative expense (as presented in the condensed consolidated statements of operations) excluding depreciation, amortization, stock-based compensation, strategic initiative costs and acquisition and integration related costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission, (“SEC”) on March 5, 2025 (the “Annual Report”).

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

Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 14 years. We support our dealer network with business development tools and co-branded marketing programs.

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

Recent Developments

Highlights for the fiscal quarter ended March 29, 2025

●	Increase in net sales of 0.7%, or $0.8 million, to $111.4 million for the fiscal quarter ended March 29, 2025, compared to $110.6 million for the fiscal quarter ended March 30, 2024.
●	Decrease in net loss of $1.9 million to $6.0 million and representing a 5.4% net loss margin for the fiscal quarter ended March 29, 2025, compared to net loss of $7.9 million for the fiscal quarter ended March 30, 2024.
●	Decrease in Adjusted EBITDA (as defined below) of $1.2 million to $11.1 million for the fiscal quarter ended March 29, 2025, compared to $12.3 million for the fiscal quarter ended March 30, 2024.

Business Update

Based on our current business trends reflecting the seasonal ramp-up orders in the later part of the first fiscal quarter, our results of operations for the fiscal quarter ended March 29, 2025 were aligned with our expectations. These results were primarily driven by category share gains in fiberglass pools and autocovers, along with contributions from the Coverstar Central acquisition in August 2024 and the early 2025 acquisitions of two of our smaller autocover dealers. The seasonal ramp-up in orders began in late March, supporting our expectation for progressively higher year-on-year comparisons during the typically stronger second and third fiscal quarters of the year. At the same time, we remain cautious on 2025 new pool starts, which we currently project to be roughly in line with 2024 levels. Additionally, we are closely monitoring the potential impact of current macroeconomic and geopolitical conditions, including the global trade environment and elevated tariffs on imported raw materials, as well as general reduced consumer confidence and increased economic uncertainty. Imports represent approximately 15-20% of the raw materials used in our manufacturing process, so our exposure to additional recently implemented tariffs is relatively limited. While global trade and economic uncertainty remains, we are confident in our ability to offset raw material cost increases through strategic pre-purchasing and operational adjustments. Additionally, we recently implemented targeted price increases on certain products to help further mitigate the potential impact of tariffs.

We continue to make progress executing our strategy to drive adoption and awareness of fiberglass pools and automatic safety covers and gain additional operating efficiencies through value engineering and lean manufacturing initiatives. We continue to take a disciplined approach to capital investments, with the focus on product innovation, facility upgrades and technology and systems. These initiatives complement continued investment in our sales, marketing, engineering and research and development efforts that are designed to accelerate conversion to fiberglass pool products and ongoing digital transformation programs.

Strategic Acquisition

Strategic transactions continue to be part of our growth strategy. On August 2, 2024, we completed a stock acquisition of Coverstar Central, our exclusive dealer of automatic safety covers in 29 states – mainly in the center of the U.S. Coverstar Central has been our trusted partner since 2006, and this acquisition represents a valuable strategic opportunity that we expect to benefit from in multiple ways. First, the vertical integration of our automatic safety cover product line in the acquired geographies is expected to increase margins. Second, as one company with a fully integrated sales and marketing strategy, we expect to accelerate the sales growth of this product line. Finally, we see opportunities to leverage Coverstar Central’s long-standing relationships with pool builders in its markets to increase the awareness of, and conversion to, fiberglass pools. During the fiscal quarter ended March 29, 2025, we further strengthened our position in this growing category by acquiring two of our smaller autocover dealers located in Tennessee and New York.

Key Performance Indicators

Net Sales

We derive our revenue from the design, manufacture, and sale of in-ground swimming pools, pool covers, and pool liners. We sell fiberglass pools, which are one-piece manufactured fiberglass pools that are ready to be installed in a consumer’s backyard, and custom vinyl pools, which are manufactured pools that are made out of non-corrosive steel, or composite polymer frame, on top of which a vinyl liner is installed. We sell liners for the interior surface of vinyl pools (including pools that were not manufactured by us). We also sell all-season covers, which are winterizing mesh or solid pool covers that protect pools against debris and cold or inclement weather, and automatic safety covers for pools that can be operated with a switch.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax (benefit) expense, (iv) (gain) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs and (x) other.

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

Results of Operations

Fiscal Quarter Ended March 29, 2025 Compared to Fiscal Quarter Ended March 30, 2024

The following table summarizes our results of operations for the fiscal quarter ended March 29, 2025 and March 30, 2024 (dollars in thousands):

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change in %
	March 29, 2025	Sales	March 30, 2024	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$111,420	100.0%	$110,629	100.0%	$791	0.0%
Cost of sales	78,539	70.5%	80,040	72.3%	(1,501)	(1.8)%
Gross profit	32,881	29.5%	30,589	27.7%	2,292	1.8%

Selling, general, and administrative expense	30,620	27.4%	26,250	23.8%	4,370	3.6%
Amortization	7,192	6.5%	6,412	5.8%	780	0.7%
Loss from operations	(4,931)	(4.4)%	(2,073)	(1.9)%	(2,858)	(2.5)%
Other expense (income):
Interest expense, net	6,371	5.7%	4,982	4.5%	1,389	1.2%
Other (income) expense, net	(308)	(0.3)%	1,586	1.4%	(1,894)	(1.7)%
Total other expense, net	6,063	5.4%	6,568	5.9%	(505)	(0.5)%
Earnings from equity method investment	953	0.8%	1,309	1.2%	(356)	(0.4)%
Loss before income taxes	(10,041)	(9.0)%	(7,332)	(6.6)%	(2,709)	(2.4)%
Income tax (benefit) expense	(4,079)	(3.6)%	532	0.5%	(4,611)	(4.1)%
Net loss	$(5,962)	(5.4)%	$(7,864)	(7.1)%	$1,902	1.7%
Adjusted EBITDA(a)	$11,139	10.0%	$12,292	11.1%	$(1,153)	(1.1)%

(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $111.4 million for the fiscal quarter ended March 29, 2025, compared to $110.6 million for the fiscal quarter ended March 30, 2024. The $0.8 million, or 0.7%, increase in net sales was due to a $2.4 million increase in sales volume, partially offset by a $1.6 million decrease from lower pricing. The increase in total net sales of $0.8 million across our product lines consisted of an increase of $4.7 million for pool covers, partially offset by decreases of $2.1 million for in-ground swimming pools and $1.8 million for pool liners.

Cost of Sales and Gross Margin

Cost of sales was $78.5 million for the fiscal quarter ended March 29, 2025, compared to $80.0 million for the fiscal quarter ended March 30, 2024. The $1.5 million, or 1.9%, decrease in cost of sales was primarily the result of the decrease in fixed cost leverage. Gross margin increased by 1.8%, to 29.5% of net sales for the fiscal quarter ended March 29, 2025, compared to 27.7% of net sales for the fiscal quarter ended March 30, 2024. The 1.8% increase in gross margin was primarily driven by our lean manufacturing and value engineering initiatives and a margin benefit from the three Coverstar acquisitions.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $30.6 million for the fiscal quarter ended March 29, 2025, compared to $26.3 million for the fiscal quarter ended March 30, 2024, and increased as a percentage of net sales by 3.6%. The $4.3 million, or 16.6%, increase in selling, general, and administrative expense was primarily driven by increased spending on sales and marketing to drive future growth, as well as the three Coverstar acquisitions.

Amortization

Amortization was $7.2 million for the fiscal quarter ended March 29, 2025, compared to $6.4 million for the fiscal quarter ended March 30, 2024. The $0.8 million, or 12.2%, increase in amortization was primarily driven by the three Coverstar acquisitions.

Interest Expense, net

Interest expense, net was $6.4 million for the fiscal quarter ended March 29, 2025, compared to $5.0 million for the fiscal quarter ended March 30, 2024. The $1.4 million, or 27.9%, increase in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the fiscal quarter ended March 30, 2024, partially offset by a lower effective interest rate.

Other (Income) Expense, Net

Other income, net was $0.3 million for the fiscal quarter ended March 29, 2025, compared to other expense, net of $1.6 million for fiscal quarter ended March 30, 2024. The $1.9 million increase in other (income) expense, net was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $1.0 million for the fiscal quarter ended March 29, 2025, compared to $1.3 million for the fiscal quarter ended March 30, 2024 representing the financial performance of Premier Pools & Spa.

Income Tax (Benefit) Expense

Income tax benefit was $4.1 million for the fiscal quarter ended March 29, 2025, compared to income tax expense of $0.5 million for the fiscal quarter ended March 30, 2024. Our effective tax rate was 40.6% for the fiscal quarter ended March 29, 2025, compared to (7.2)% for the fiscal quarter ended March 30, 2024. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended March 29, 2025 and March 30, 2024 was primarily attributable to the discrete impact of stock compensation expense for which there is no associated tax benefit and the effects of branch accounting for Latham Canada.

Net Loss

Net loss was $6.0 million for the fiscal quarter ended March 29, 2025, compared to $7.9 million for the fiscal quarter ended March 30, 2024. The $1.9 million, or 24.2%, decrease in net loss was primarily because of the factors described above.

Net Loss Margin

Net loss margin was 5.4% for the fiscal quarter ended March 29, 2025, compared to 7.1% for the fiscal quarter ended March 30, 2024. The 1.7% decrease in net loss margin was driven by a $1.9 million decrease in net loss, compared to the fiscal quarter ended March 30, 2024 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $11.1 million for the fiscal quarter ended March 29, 2025, compared to $12.3 million for the fiscal quarter ended March 30, 2024. The $1.2 million, or 9.4%, decrease in Adjusted EBITDA was primarily because of increased investment in sales and marketing programs, partially offset by the benefits from lean manufacturing and value engineering initiatives, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 10.0% for the fiscal quarter ended March 29, 2025, compared to 11.1% for the fiscal quarter ended March 30, 2024. The 1.1% decrease in Adjusted EBITDA margin was primarily because of a $1.2 million increase in Adjusted EBITDA and a $0.8 million increase in net sales, compared to the fiscal quarter ended March 30, 2024, which were impacted by the factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax (benefit) expense, (iv) (gain) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs and (x) other.

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

The following table provides a reconciliation of our net loss to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024

Net loss	$(5,962)	$(7,864)
Depreciation and amortization	12,400	10,375
Interest expense, net	6,371	4,982
Income tax (benefit) expense	(4,079)	532
(Gain) loss on sale and disposal of property and equipment	(69)	12
Restructuring charges(a)	15	318
Stock-based compensation expense(b)	1,971	1,243
Unrealized (gains) losses on foreign currency transactions(c)	(417)	1,584
Strategic initiative costs(d)	644	1,123
Acquisition and integration related costs(e)	267	—
Other(f)	(2)	(12)
Adjusted EBITDA	$11,139	$12,293
Net sales	$111,420	$110,629
Net loss margin	(5.4)%	(7.1)%
Adjusted EBITDA margin	10.0%	11.1%
(a)	Represents costs related to a cost reduction plan that includes severance and other costs for our executive management changes and additional costs related to our cost reduction plans, which include further actions to reduce our manufacturing overhead by reducing headcount in addition to facility shutdowns.
(b)	Represents non-cash stock-based compensation expense.
(c)	Represents unrealized foreign currency transaction losses associated with our international subsidiaries.
(d)	Represents fees paid to external consultants and other expenses for our strategic initiatives.
(e)	Represents acquisition and integration costs as well as other costs related to potential transactions.
(f)	Other costs consist of other discrete items as determined by management, primarily including: (i) fees paid to external advisors for various matters and (ii) other items.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, borrowings under our credit facilities, and the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions or investments we may undertake, and any share repurchases we may make. As of March 29, 2025, we had $24.0 million of cash, $306.9 million of outstanding indebtedness and an additional $50.0 million of borrowing availability under our Revolving Credit Facility.

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

Our Indebtedness

On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, and certain subsidiary guarantors entered into a credit and guaranty agreement (the “Credit Agreement”) with Barclays Bank PLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million (the “Revolving Credit Facility”) and a U.S. Dollar senior secured term loan (the “Term Loan”) in an initial principal amount of $325.0 million.

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

The Company is required to meet certain financial covenants, including maintain specific liquidity measurements. There are also negative covenants, including certain restrictions on our ability and the ability of our subsidiaries to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness, make dividend payments, loans, or advances to the Company, declare dividends and make restricted payments and other distributions.

As of March 29, 2025, we were in compliance with all covenants under the Credit Agreement.

Revolving Credit Facility

The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit

Agreement, the “First Lien Net Leverage Ratio”). Borrowings under the Revolving Credit Facility are not subject to amortization and are due at maturity.

As of March 29, 2025, we had $25.0 million in outstanding borrowings under the Revolving Credit Facility and $50.0 million was available for future borrowing.

Term Loan

The Term Loan matures on February 23, 2029. Loans outstanding under the Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (each, as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan are subject to scheduled quarterly amortization payments equal to 0.25% of the initial principal amount of the Term Loan.

As of March 29, 2025, we had $281.9 million of outstanding borrowings under the Term Loan.

Share Repurchase Program

On May 10, 2022, our Board approved a stock repurchase program (the “Repurchase Program”), which authorizes us to repurchase up to $100 million of our shares of common stock by May 2025. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our outstanding shares under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. We did not repurchase any shares of our common stock during the fiscal quarter ended March 29, 2025. As of March 29, 2025, $77.0 million remained available for share repurchases pursuant to our Repurchase Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024

	(in thousands)
Net cash used in operating activities	$(46,882)	$(34,512)
Net cash used in investing activities	(8,386)	(5,345)
Net cash provided by (used in) financing activities	22,493	(19,002)
Effect of exchange rate changes on cash	343	(93)
Net decrease in cash	$(32,432)	$(58,952)

Operating Activities

During the fiscal quarter ended March 29, 2025, operating activities used $46.9 million of cash. Net loss, after adjustments for non-cash items, provided cash of $10.3 million. Cash used in operating activities was driven by changes in our operating assets and liabilities of $57.2 million. Net cash used by changes in our operating assets and liabilities for the fiscal quarter ended March 29, 2025 consisted primarily of a $52.6 million increase in trade receivables, a $9.6 million increase in inventories, a $4.9 million decrease in accrued expenses and other current liabilities, a $4.6 million increase in income tax receivable, a $0.1 million decrease in other long-term liabilities and a less than $0.1 million increase in other assets, partially offset by a $14.3 million increase in accounts payable and a $0.2 million decrease in prepaid expenses and other current assets. The change in trade receivables was primarily driven by the timing of net sales. The change in inventory was driven by pre-purchasing due to the global trade environment. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments.

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

Investing Activities

During the fiscal quarter ended March 29, 2025, investing activities used $8.4 million of cash, consisting of the acquisition of two of our autocover dealers of $4.9 million and purchases of property and equipment for $3.5 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, the majority of which relates to finishing up carryover projects from the prior year.

During the fiscal quarter ended March 30, 2024, investing activities used $5.3 million of cash, consisting of purchases of property and equipment for $5.3 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, the majority of which relates to finishing up carryover projects from the prior year.

Financing Activities

During the fiscal quarter ended March 29, 2025, financing activities provided $22.5 million of cash, primarily consisting of long-term debt borrowings of $25.0 million partially offset by common stock withheld for taxes on restricted stock units of $2.3 million and repayments of finance lease obligations of $0.2 million.

During the fiscal quarter ended March 30, 2024, financing activities used $19.0 million of cash, primarily consisting of repayments on long-term debt borrowings of $18.8 million and repayments of finance lease obligations of $0.2 million

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the fiscal quarter ended March 29, 2025 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Throughout the preparation of these financial statements, we have made estimates and assumptions that impact the reported amounts of assets, liabilities, and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report and Note 2 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. These estimates are based on historical results, trends, and other assumptions we believe to be reasonable. We evaluate these estimates on an ongoing basis. Actual results may differ from estimates.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows, and notes to such financial statements, is disclosed in Note 2 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

During the fiscal quarter ended March 29, 2025, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Interest Rate Risk

We entered into an interest rate swap that was executed on March 10, 2023. The swap has an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the swap, we fixed our SOFR borrowing rate on a notional amount of $161.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes.

An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of March 29, 2025, would cause an increase or decrease to annual interest expense, net of approximately $1.3 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 29, 2025.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims, some of which may be covered by insurance. Currently, there are no legal proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended March 29, 2025. However, the results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of legal proceedings.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report, the risk factors that materially affect our business, financial condition, and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report. You should carefully consider the risks, uncertainties, assumptions and other important factors set forth in the Annual Report and other subsequent reports we file with the SEC, including this Quarterly Report on Form 10-Q, any of which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. For similar reasons, our past results may not be a reliable indicator of future performance and trends. You also should be aware that these risk factors and other information do not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time, and we anticipate that subsequent events and developments will cause our views to change. In addition, these risks do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. Any of these known or emerging factors may materially adversely affect our business, financial condition, and operating results, as well as the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, our Board approved the Repurchase Program, which authorizes us to repurchase up to $100.0 million of our shares of common stock by May 2025. We may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. We are not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases will depend on market conditions, our stock price, alternative uses of capital, the terms of our debt instruments and other factors. As of March 29, 2025, $77.0 million remained available for share repurchases pursuant to the Repurchase Program. We did not repurchase any shares of our common stock during the fiscal quarter ended March 29, 2025.

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the fiscal quarter ended March 29, 2025, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement.”

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

Date      May 7, 2025

LATHAM GROUP, INC.

/s/ Oliver C. Gloe
Oliver C. Gloe
Chief Financial Officer
(Principal Financial Officer)