Form 10-Q
period 2025-06-28
Latham Group, Inc.
filed 2025-08-06
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

As of August 1, 2025, 116,542,059 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 28,	December 31,
	2025	2024
Assets
Current assets:
Cash	$26,943	$56,398
Trade receivables, net	88,549	32,299
Inventories, net	78,653	77,101
Income tax receivable	8,888	3,964
Prepaid expenses and other current assets	11,335	8,536
Total current assets	214,368	178,298
Property and equipment, net	114,415	112,848
Equity method investment	26,332	24,891
Deferred tax assets	729	729
Operating lease right-of-use assets	25,699	28,259
Goodwill	154,995	152,625
Intangible assets, net	282,305	292,913
Other assets	3,299	3,644
Total assets	$822,142	$794,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,168	$13,141
Current maturities of long-term debt	3,250	3,250
Current operating lease liabilities	6,930	7,176
Accrued expenses and other current liabilities	53,520	47,410
Total current liabilities	89,868	70,977
Long-term debt, net of discount, debt issuance costs, and current portion	278,243	278,271
Deferred income tax liabilities, net	32,347	32,347
Non-current operating lease liabilities	19,643	22,138
Other long-term liabilities	3,613	3,252
Total liabilities	$423,714	$406,985
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both June 28, 2025 and December 31, 2024; no shares issued and outstanding as of both June 28, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of June 28, 2025 and December 31, 2024; 116,536,129 and 115,764,839 shares issued and outstanding, as of June 28, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	468,065	467,076
Accumulated deficit	(64,798)	(74,816)
Accumulated other comprehensive loss	(4,851)	(5,050)
Total stockholders’ equity	398,428	387,222
Total liabilities and stockholders’ equity	$822,142	$794,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$172,639	$160,122	$284,059	$270,751
Cost of sales	108,676	107,100	187,215	187,140
Gross profit	63,963	53,022	96,844	83,611
Selling, general, and administrative expense	31,940	26,588	62,560	52,838
Amortization	7,299	6,428	14,491	12,840
Income from operations	24,724	20,006	19,793	17,933
Other expense:
Interest expense, net	7,149	6,013	13,520	10,995
Other (income) expense, net	(3,047)	804	(3,355)	2,390
Total other expense, net	4,102	6,817	10,165	13,385
Earnings from equity method investment	488	532	1,441	1,841
Income before income taxes	21,110	13,721	11,069	6,389
Income tax expense	5,130	442	1,051	974
Net income	$15,980	$13,279	$10,018	$5,415
Net income per share attributable to common stockholders:
Basic	$0.14	$0.12	$0.09	$0.05
Diluted	$0.13	$0.11	$0.08	$0.05
Weighted-average common shares outstanding – basic and diluted
Basic	116,466,736	115,469,246	116,181,404	115,254,088
Diluted	119,389,997	117,023,112	119,624,905	116,472,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$15,980	$13,279	$10,018	$5,415
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(18)	983	199	172
Total other comprehensive (loss) income, net of tax	(18)	983	199	172
Comprehensive income	$15,962	$14,262	$10,217	$5,587

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

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2024	115,764,839	$12	$467,076	$(74,816)	$(5,050)	$387,222
Net loss	—	—	—	(5,962)	—	(5,962)
Foreign currency translation adjustments	—	—	—	—	217	217
Issuance of common stock upon release of restricted stock units	941,370	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(343,232)	—	(2,306)	—	—	(2,306)
Stock-based compensation expense	—	—	1,971	—	—	1,971
Balances at March 29, 2025	116,362,977	$12	$466,741	$(80,778)	$(4,833)	$381,142

Net income	—	—	—	15,980	—	15,980
Foreign currency translation adjustments	—	—	—	—	(18)	(18)
Issuance of common stock upon release of restricted stock units	182,341	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(9,189)	—	(57)	—	—	(57)
Stock-based compensation expense	—	—	1,381	—	—	1,381
Balances at June 28, 2025	116,536,129	$12	$468,065	$(64,798)	$(4,851)	$398,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Two Fiscal Quarters Ended
	June 28,	June 29,
	2025	2024
Cash flows from operating activities:
Net income	$10,018	$5,415
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,097	20,967
Unrealized foreign currency (gain) loss	(4,059)	2,398
Amortization of deferred financing costs and debt discount	860	860
Non-cash lease expense	3,569	3,550
Change in fair value of interest rate swap	601	(2,101)
Stock-based compensation expense	3,352	3,343
Bad debt expense	1,372	1,277
Other non-cash, net	674	(667)
Earnings from equity method investment	(1,441)	(1,841)
Distributions received from equity method investment	—	2,860
Changes in operating assets and liabilities:
Trade receivables	(57,447)	(36,831)
Inventories	(900)	13,139
Prepaid expenses and other current assets	(2,706)	(2,309)
Income tax receivable	(4,924)	(665)
Other assets	(151)	323
Accounts payable	13,069	9,817
Accrued expenses and other current liabilities	2,351	(1,181)
Other long-term liabilities	(240)	(443)
Net cash (used in) provided by operating activities	(10,905)	17,911
Cash flows from investing activities:
Purchases of property and equipment	(10,344)	(9,833)
Acquisition of business, net of cash acquired	(4,934)	—
Net cash used in investing activities	(15,278)	(9,833)
Cash flows from financing activities:
Payments on long-term debt borrowings	(813)	(19,625)
Proceeds from borrowings on revolving credit facility	25,000	—
Payments on revolving credit facilities	(25,000)	—
Repayments of finance lease obligations	(404)	(380)
Common stock withheld for taxes on restricted stock units	(2,363)	—
Net cash used in financing activities	(3,580)	(20,005)
Effect of exchange rate changes on cash	308	(68)
Net decrease in cash	(29,455)	(11,995)
Cash at beginning of period	56,398	102,763
Cash at end of period	$26,943	$90,768
Supplemental cash flow information:
Cash paid for interest	$14,683	$16,131
Income taxes paid, net	379	2,581
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$400	$28
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	1,272	198

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

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 28, 2025 and for the fiscal quarter and two fiscal quarters ended June 28, 2025 and June 29, 2024, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on March 5, 2025 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter and two fiscal quarters ended June 28, 2025 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2025 or other interim periods thereof.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), in an effort to enhance the transparency and decision usefulness of income tax disclosures. For all entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The amendments should be applied prospectively with retrospective application permitted. Early adoption is also permitted. The Company is currently evaluating ASU 2023-09 and its potential impact on the notes to the condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 14 for further detail.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which improves financial reporting by providing clarity on when an entity should apply the scope guidance in paragraph 718-10-15-3. ASU 2024-01 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. Adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

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

	Fiscal Quarter Ended
	June 28,	June 29,
(in thousands)	2025	2024
Net sales	$284,059	$279,077
Net income	10,175	12,447

The pro forma financial information presented above reflects the effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the additional cost of sales from acquired inventory, the elimination of intercompany transactions and the removal of certain costs (primarily payroll costs) that would not have occurred and any related tax effects. Transaction costs for Coverstar Central are reflected within pro forma net income for the two fiscal quarters ended June 29, 2024.

Other Business Combinations

During the two fiscal quarters ended June 28, 2025, the Company completed the acquisition of two autocover dealers located in New York and Tennessee that qualified as a business combination. This transaction resulted in an increase to goodwill and intangibles, but was not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the two fiscal quarters ended June 28, 2025 or June 29, 2024.

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

Term loans

Term loans are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	June 28, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$281,493	$274,456	$281,521	$276,946

Interest rate swap

The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of June 28, 2025 and December 31, 2024, the Company’s interest rate swap was a liability of $1.0 million and $0.4 million, respectively, which were recorded within other long-term liabilities on the condensed consolidated balance sheets. See Note 7 for further detail.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of June 28, 2025 and as of December 31, 2024 was $155.0 million and $152.6 million, respectively. The change in the carrying value during the two fiscal quarters ended June 28, 2025 was primarily driven by acquisitions made in the first fiscal quarter of 2025.

Intangible Assets

Intangible assets, net as of June 28, 2025 consisted of the following (in thousands):

	June 28, 2025
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(234)	$39,483	$108,383
Patented technology	16,126	(4)	11,039	5,083
Technology	13,000	—	3,107	9,893
Pool designs	13,628	(116)	4,377	9,135
Franchise relationships	1,187	—	1,187	—
Dealer relationships	238,551	(1)	88,774	149,776
Order backlog	2,020	—	1,985	35
Non-competition agreements	2,476	—	2,476	—
	$435,088	$(355)	$152,428	$282,305

The Company recognized $7.3 million and $14.5 million of amortization expense related to intangible assets during the fiscal quarter and two fiscal quarters ended June 28, 2025, respectively. The Company recognized $6.4 million and $12.8 million of amortization expense related to intangible assets during the fiscal quarter and two fiscal quarters ended June 29, 2024, respectively.

The change in the carrying value of dealer relationships is driven by the acquisitions made in the two fiscal quarters of 2025.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Estimated Future
Amortization
Fiscal Year Ending	Expense
Remainder of fiscal year 2025	$14,394
2026	28,719
2027	28,719
2028	27,760
2029	22,391
Thereafter	160,322
$282,305

6. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	June 28, 2025	December 31, 2024
Raw materials	$53,630	$49,322
Finished goods	25,023	27,779
	$78,653	$77,101

7. LONG-TERM DEBT

The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	June 28, 2025	December 31, 2024
Term Loan	$287,250	$288,063
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(5,757)	(6,542)
Total debt	281,493	281,521
Less: Current portion of long-term debt	(3,250)	(3,250)
Total long-term debt	$278,243	$278,271

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

On June 12, 2025, the Company repaid the $25.0 million of outstanding borrowings on the Revolving Credit Facility. As of June 28, 2025, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

During the two fiscal quarters ended June 29, 2024, the Company made a pre-payment of $18.0 million in addition to the required annual payments of $3.3 million. No additional pre-payments are expected to be made during the year ending December 31, 2025.

Outstanding borrowings as of June 28, 2025 were $281.5 million, net of unamortized discount and debt issuance costs of $5.8 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of June 28, 2025, the unamortized debt issuance costs and discount on the Term Loan were $3.2 million and $2.6 million, respectively. The effective interest rate was 9.24% at June 28, 2025, including the impact of the Company’s interest rate swap.

Interest Rate Risk

Interest rate risk associated with the Credit Agreement is mitigated partially through interest rate swaps.

The Company entered into an interest rate swap that was executed on March 10, 2023 (the “2023 Interest Rate Swap”). The 2023 Interest Rate Swap had an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the 2023 Interest Rate Swap, the Company fixed its SOFR borrowing rate at 4.3725% on a notional amount of $161.0 million. The 2023 Interest Rate Swap was not designated as a hedging instrument for accounting purposes (see Note 4).

Additionally, the Company entered into a new interest rate swap that was executed on June 4, 2025 (the “2025 Interest Rate Swap”). As part of the 2025 Interest Rate Swap, the Company terminated the 2023 Interest Rate Swap prior to its May 18, 2026 termination date. The 2025 Interest Rate Swap became effective on May 19, 2025 and has a termination date of May 18, 2027. Under the terms of the 2025 Interest Rate Swap, the Company fixed its SOFR borrowing rate at 3.92% on a notional amount of $140.0 million. The 2025 Interest Rate Swap is not designated as a hedging instrument for accounting purposes (see Note 4).

Debt Maturities

Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Fiscal Year Ending	Term Loan
Remainder of fiscal year 2025	$2,438
2026	3,250
2027	3,250
2028	3,250
2029	275,062
$287,250

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

8. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024
Balance at the beginning of the fiscal year	$2,647	$3,161
Adjustments to reserve	1,420	1,613
Less: Settlements made (in cash or in kind)	(1,080)	(1,475)
Balance at the end of the fiscal quarter	$2,987	$3,299

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

The components of lease expense for the fiscal quarter and two fiscal quarters ended June 28, 2025 and June 29, 2024 were as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease expense	$2,164	$2,129	$4,326	$4,292
Finance lease amortization of assets	211	212	421	424
Finance lease interest on lease liabilities	67	80	135	164
Short-term lease expense	96	64	193	120
Variable lease expense	168	122	367	280
Total lease expense	$2,706	$2,607	$5,442	$5,280

Operating and finance lease right-of-use assets and lease-related liabilities as of June 28, 2025 and December 31, 2024 were as follows (in thousands):

	June 28, 2025	December 31, 2024	Classification

Lease right-of-use assets:
Operating leases	$25,699	$28,259	Operating lease right-of-use assets
Finance leases	2,997	3,261	Other assets
Total lease right-of-use assets	$28,696	$31,520

Lease-related liabilities:
Current
Operating leases	$6,930	$7,176	Current operating lease liabilities
Finance leases	792	779	Accrued expenses and other current liabilities
Non-current
Operating leases	19,643	22,138	Non-current operating lease liabilities
Finance leases	2,420	2,678	Other long-term liabilities
Total lease liabilities	$29,785	$32,771

The table below presents supplemental information related to leases as of June 28, 2025 and December 31, 2024:

	June 28, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Finance leases	4.0	4.4
Operating leases	5.1	5.3
Weighted-average discount rate:
Finance leases	8.2%	8.2%
Operating leases	5.5%	5.4%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,666	$3,578

The following table summarizes fiscal year maturities of operating lease liabilities as of June 28, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2025	$4,365	$521	$4,886
2026	7,232	973	8,205
2027	5,399	897	6,296
2028	4,032	885	4,917
2029	3,440	400	3,840
Thereafter	6,053	83	6,136
Total lease payments	30,521	3,759	34,280
Less: Interest	(3,948)	(547)	(4,495)
Present value of lease liability	$26,573	$3,212	$29,785

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
In-ground Swimming Pools	$78,601	$80,958	$136,335	$140,791
Covers	37,245	25,503	68,855	52,371
Liners	56,793	53,661	78,869	77,589
	$172,639	$160,122	$284,059	$270,751

11. INCOME TAXES

The effective income tax rate for the fiscal quarter and two fiscal quarters ended June 28, 2025 was 24.3% and 9.5%, respectively, compared to 3.2% and 15.2%, respectively, for the fiscal quarter and two fiscal quarters ended June 29, 2024. The differences between the U.S. federal statutory income tax rate and the Company’s effective income tax rates for the fiscal quarter ended June 28, 2025 and the fiscal quarter ended June 29, 2024 were primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit and the effects of branch accounting for Latham Canada.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing OBBBA’s impact on its consolidated financial statements.

12. STOCK-BASED COMPENSATION

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

On May 2, 2023, at the 2023 annual meeting of stockholders of the Company, the stockholders approved the first amendment (the “Equity Plan First Amendment”) to the 2021 Omnibus Equity Plan, which was previously approved by the Board of Directors of the Company (the “Board”). The Equity Plan First Amendment became effective upon stockholder approval, and provides for (i) an increase by 8,000,000 shares of the share pool, i.e. the maximum number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2021 Omnibus Equity Plan, (ii) a prohibition on recycling shares withheld or remitted to pay taxes for all awards, (iii) a minimum vesting period of one year for all awards, with an exception for shares representing 5% of the share pool and (iv) a prohibition on the transfer of stock options and stock appreciation rights for value or to third-party financial institutions without stockholder approval.

Except as amended by the Equity Plan First Amendment, the other terms of the 2021 Omnibus Equity Plan remain in full force and effect. Subsequent to the Equity Plan First Amendment, the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan is 21,170,212 shares.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Selling, general, and administrative	$1,381	$2,100	$3,352	$3,343

As of June 28, 2025, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $12.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the two fiscal quarters ended June 28, 2025:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2025	4,200,759	$3.12
Granted	900,836	7.12
Vested	(1,123,711)	3.12
Forfeited	(394,117)	3.73
Outstanding at June 28, 2025	3,583,767	$4.06

Stock Options

The following table represents the Company’s stock options activity during the two fiscal quarters ended June 28, 2025:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	1,383,738	$15.20
Granted	—	—
Exercised	—	—
Forfeited	(34,719)	15.38
Expired	—	—
Outstanding at June 28, 2025	1,349,019	$15.20	5.57	$104
Vested and expected to vest at June 28, 2025	1,349,019	$15.20	5.57	$104
Options exercisable at June 28, 2025	1,097,147	$16.05	5.28	$52

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock Appreciation Rights

The following table represents the Company’s stock appreciation rights activity during the two fiscal quarters ended June 28, 2025:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	660,556	$3.15
Granted	—	—
Exercised	—	—
Forfeited	(73,027)	3.24
Outstanding at June 28, 2025	587,529	$3.14	6.93	$2,023
Vested and expected to vest at June 28, 2025	587,529	$3.14	6.93	$2,023
Stock appreciation rights exercisable at June 28, 2025	292,602	$3.19	5.94	$992

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

Performance Stock Units

During the two fiscal quarters ended June 28, 2025, the Compensation Committee of the Board approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s executive officers.

Thirty-three percent of the target number of PSUs awarded on the grant date will be earned annually at 0% to 200% of the target number of PSUs based on the Company’s achievement of Adjusted EBITDA (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target and maximum performance) as defined in the award agreement, for each year of the three-year performance period beginning January 1, 2025 and ending December 31, 2027. Any earned PSUs cliff vest on the third anniversary of the grant date. Adjusted EBITDA is considered a performance condition and the grant date fair value corresponds with management’s expectation of the probable outcome of the performance condition as of the grant date. The grant date fair value was determined based on the fair market value of the Company’s stock at market close on the grant date multiplied by the target number of shares subject to the award and adjusted for management’s expectation of the probable outcome of the performance condition. The probability of achieving the performance criteria is assessed quarterly during the performance period. Compensation expense related to unvested PSUs is recognized ratably over the performance period.

The following table represents the Company’s PSU activity during the two fiscal quarters ended June 28, 2025:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2025	807,771	$2.91
Granted	325,613	7.33
Adjustment for performance achievement (1)	—	—
Forfeited	(182,521)	3.67
Outstanding at June 28, 2025 (2)	950,863	$4.28

(1)Represents the adjustment to previously granted PSUs based on the Company’s performance expectations as of the end of each respective fiscal year.

(2)An additional 292,870 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs granted on or after January 1, 2025 and outstanding as of June 28, 2025.

13. NET INCOME PER SHARE

Basic and diluted net income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income attributable to common stockholders	$15,980	$13,279	$10,018	$5,415
Denominator:
Weighted-average common shares outstanding
Basic	116,466,736	115,469,246	116,181,404	115,254,088
Diluted	119,389,997	117,023,112	119,624,905	116,472,164
Net income per share attributable to common stockholders:
Basic	$0.14	$0.12	$0.09	$0.05
Diluted	$0.13	$0.11	$0.08	$0.05

As of June 28, 2025 and December 31, 2024, 116,536,129 and 115,764,839 shares of common stock were issued and outstanding, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restricted stock awards	—	—	—	21,443
Restricted stock units	759,917	58,259	320,065	41,203
Stock options	1,353,643	1,432,041	1,316,089	1,476,599
Stock appreciation rights	—	647,582	—	652,790
Performance stock units	309,781	7,189	198,622	41,563

14. SEGMENT REPORTING

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

Operations of the Company’s single segment consisted of the following (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$172,639	$160,122	$284,059	$270,751
Other cost of sales(1)	104,476	103,397	178,901	179,834
Other selling, general and administrative expense(2)	28,282	22,753	54,911	45,960
Depreciation	5,188	3,953	10,186	7,704
Amortization(3)	7,509	6,640	14,911	13,263
Stock-based compensation expense	1,381	2,100	3,352	3,343
Strategic initiative costs(4)	918	851	1,562	1,974
Acquisition and integration related costs(5)	16	375	283	375
Restructuring charges(6)	145	47	160	365
Interest expense, net	7,149	6,013	13,520	10,995
Other (income) expense, net	(3,047)	804	(3,355)	2,390
Earnings from equity method investment	(488)	(532)	(1,441)	(1,841)
Income tax expense	5,130	442	1,051	974
Net income	$15,980	$13,279	$10,018	$5,415

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

(6) Represents costs that include severance and other expenses for our executive management changes.

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

We have a heritage of innovation. In an industry that has traditionally marketed on a business-to-business basis (pool manufacturer to dealer), we pioneered the first “direct-to-homeowner” digital and social marketing strategy that has transformed the homeowner’s purchase journey. Through this marketing strategy, we are able to create demand for our pools and provide high quality, purchase-ready consumer leads to our dealer partners.

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

Recent Developments

Highlights for the fiscal quarter ended June 28, 2025

●	Increase in net sales of 7.8%, or $12.5 million, to $172.6 million for the fiscal quarter ended June 28, 2025, compared to $160.1 million for the fiscal quarter ended June 29, 2024.
●	Increase in net income of $2.7 million to $16.0 million and representing a 9.3% net income margin for the fiscal quarter ended June 28, 2025, compared to net income of $13.3 million and representing a 8.3% net income margin for the fiscal quarter ended June 29, 2024.
●	Increase in Adjusted EBITDA (as defined below) of $5.4 million to $39.9 million for the fiscal quarter ended June 28, 2025, compared to $34.5 million for the fiscal quarter ended June 29, 2024. Adjusted EBITDA margin increased from 21.5% to 23.1%.

Highlights for the two fiscal quarters ended June 28, 2025

●	Increase in net sales of 4.9%, or $13.3 million, to $284.1 million for the two fiscal quarters ended June 28, 2025, compared to $270.8 million for the two fiscal quarters ended June 29, 2024.
●	Increase in net income of $4.6 million to a net income of $10.0 million and representing a 3.5% net income margin for the two fiscal quarters ended June 28, 2025, compared to net income of $5.4 million and representing a 2.0% net income margin for the two fiscal quarters ended June 29, 2024.
●	Increase in Adjusted EBITDA of $4.2 million to $51.0 million for the two fiscal quarters ended June 28, 2025, compared to $46.8 million for the two fiscal quarters ended June 29, 2024. Adjusted EBITDA margin improved from 17.3% to 18.0%.

Business Update

Our current business results reflect a strong second quarter sales growth despite challenging market conditions and our results of operations for the two fiscal quarters ended June 28, 2025 were aligned with our expectations. These results were primarily driven by category share gains in autocovers, along with contributions from the Coverstar Central, LLC (“Coverstar Central”) acquisition in August 2024 and the early 2025 acquisitions of two of our smaller autocover dealers. Based on current business trends and market conditions, we remain cautious on 2025 new pool starts, which we currently project to be roughly in line with 2024 levels. We are closely monitoring the potential impact of current macroeconomic and geopolitical conditions, as well as general reduced consumer confidence and increased economic uncertainty. Additionally, we recently implemented targeted price increases on certain products to help further mitigate the potential impact of tariffs.

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

Strategic Acquisition

Strategic transactions continue to be part of our growth strategy. On August 2, 2024, we completed a stock acquisition of Coverstar Central, our exclusive dealer of automatic safety covers in 29 states – mainly in the center of the U.S. Coverstar Central has been our trusted partner since 2006, and this acquisition represents a valuable strategic opportunity that we expect to benefit from in multiple ways. First, the vertical integration of our automatic safety cover product line in the acquired geographies is expected to increase margins. Second, as one company with a fully integrated sales and marketing strategy, we expect to accelerate the sales growth of this product line. Finally, we see opportunities to leverage Coverstar Central’s long-standing relationships with pool builders in its markets to increase the awareness of, and conversion to, fiberglass pools. During the two fiscal quarters ended June 28, 2025, we further strengthened our position in this growing category by acquiring two of our smaller autocover dealers located in Tennessee and New York.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board of Directors of the Company (the “Board”) to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax (benefit) expense, (iv) (gain) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs and (x) other.

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

Results of Operations

Fiscal Quarter Ended June 28, 2025 Compared to Fiscal Quarter Ended June 29, 2024

The following table summarizes our results of operations for the fiscal quarter ended June 28, 2025 and June 29, 2024 (dollars in thousands):

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change in %
	June 28, 2025	Sales	June 29, 2024	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$172,639	100.0%	$160,122	100.0%	$12,517	0.0%
Cost of sales	108,676	62.9%	107,100	66.9%	1,576	(4.0)%
Gross profit	63,963	37.1%	53,022	33.1%	10,941	4.0%

Selling, general, and administrative expense	31,940	18.6%	26,588	16.6%	5,352	2.0%
Amortization	7,299	4.2%	6,428	4.0%	871	0.2%
Income from operations	24,724	14.3%	20,006	12.5%	4,718	1.8%
Other expense (income):
Interest expense, net	7,149	4.1%	6,013	3.8%	1,136	0.3%
Other (income) expense, net	(3,047)	(1.7)%	804	0.5%	(3,851)	(2.2)%
Total other expense, net	4,102	2.4%	6,817	4.3%	(2,715)	(1.9)%
Earnings from equity method investment	488	0.3%	532	0.4%	(44)	(0.1)%
Income before income taxes	21,110	12.2%	13,721	8.6%	7,389	3.6%
Income tax expense	5,130	2.9%	442	0.3%	4,688	2.6%
Net income	$15,980	9.3%	$13,279	8.3%	$2,701	1.0%
Adjusted EBITDA(a)	$39,887	23.1%	$34,478	21.5%	$5,409	1.6%

________________________________________

(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $172.6 million for the fiscal quarter ended June 28, 2025, compared to $160.1 million for the fiscal quarter ended June 29, 2024. The $12.5 million, or 7.8%, increase in net sales was due to a $12.0 million increase in sales volume and a $0.5 million increase from pricing. The sales volume increase was primarily driven by both organic- and acquisition-related growth. The increase in net sales of $12.5 million across our product lines consisted of an increase of $11.7 million for covers and $3.1 million for liners, partially offset by a $2.4 million decrease for in-ground swimming pools.

Cost of Sales and Gross Margin

Cost of sales was $108.7 million for the fiscal quarter ended June 28, 2025, compared to $107.1 million for the fiscal quarter ended June 29, 2024. Gross margin increased by 4.0%, to 37.1% of net sales for the fiscal quarter ended June 28, 2025, compared to 33.1% of net sales for the fiscal quarter ended June 29, 2024. The $1.6 million, or 1.5%, increase in cost of sales was primarily the result of the increase in sales volume, partially offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs. The 4.0% increase in gross margin was primarily driven by higher volumes, lean manufacturing and value engineering initiatives, and a margin benefit from the three Coverstar acquisitions.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $31.9 million for the fiscal quarter ended June 28, 2025, compared to $26.6 million for the fiscal quarter ended June 29, 2024. The $5.3 million, or 20.1%, increase in selling, general, and administrative expense was primarily driven by increased marketing and personnel investment tied to our Sand States strategy, investments in new enterprise resource planning (“ERP”) infrastructure and inclusion of Coverstar Central.

Amortization

Amortization was $7.3 million for the fiscal quarter ended June 28, 2025, compared to $6.4 million for the fiscal quarter ended June 29, 2024. The $0.9 million, or 13.6%, increase in amortization was driven by the three Coverstar acquisitions.

Interest Expense, net

Interest expense, net was $7.1 million for the fiscal quarter ended June 28, 2025, compared to $6.0 million for the fiscal quarter ended June 29, 2024. The $1.1 million, or 18.9%, increase in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the fiscal quarter ended June 29, 2024.

Other (Income) Expense, Net

Other income, net was $3.0 million for the fiscal quarter ended June 28, 2025, compared to other expense, net of $0.8 million for fiscal quarter ended June 29, 2024. The $3.8 million increase in other income, net was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $0.5 million for the fiscal quarter ended June 28, 2025, largely unchanged from the fiscal quarter ended June 29, 2024, due to the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $5.1 million for the fiscal quarter ended June 28, 2025, compared to income tax expense of $0.4 million for the fiscal quarter ended June 29, 2024. Our effective tax rate was 24.3% for the fiscal quarter ended June 28, 2025, compared to 3.2% for the fiscal quarter ended June 29, 2024. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended June 28, 2025 and June 29, 2024 was primarily attributable to the impacts of stock-based compensation expense and foreign income.

Net Income

Net income was $16.0 million for the fiscal quarter ended June 28, 2025, compared to $13.3 million for the fiscal quarter ended June 29, 2024. The $2.7 million, or 20.3%, increase in net income was primarily because of the factors described above.

Net Income Margin

Net income margin was 9.3% for the fiscal quarter ended June 28, 2025, compared to 8.3% for the fiscal quarter ended June 29, 2024. The 1.0% increase in net income margin was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $39.9 million for the fiscal quarter ended June 28, 2025, compared to $34.5 million for the fiscal quarter ended June 29, 2024. The $5.4 million, or 15.7%, increase in Adjusted EBITDA was primarily because of the gross profit growth from increase in net sales that more than offset higher selling, general and administrative expense, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 23.1% for the fiscal quarter ended June 28, 2025, compared to 21.5% for the fiscal quarter ended June 29, 2024. The 1.6% increase in Adjusted EBITDA margin was primarily because of a $5.4 million increase in Adjusted EBITDA, compared to the fiscal quarter ended June 29, 2024, which was impacted by the factors described above.

Two Fiscal Quarters Ended June 28, 2025 Compared to Two Fiscal Quarters Ended June 29, 2024

The following table summarizes our results of operations for the two fiscal quarters ended June 28, 2025 and June 29, 2024:

	Two Fiscal Quarters Ended
		% of Net		% of Net	Change	Change in %
	June 28, 2025	Sales	June 29, 2024	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$284,059	100.0%	$270,751	100.0%	$13,308	0.0%
Cost of sales	187,215	65.9%	187,140	69.1%	75	(3.2)%
Gross profit	96,844	34.1%	83,611	30.9%	13,233	3.2%

Selling, general, and administrative expense	62,560	22.0%	52,838	19.5%	9,722	2.5%
Amortization	14,491	5.1%	12,840	4.8%	1,651	0.3%
Income from operations	19,793	7.0%	17,933	6.6%	1,860	0.4%
Other expense (income):
Interest expense, net	13,520	4.8%	10,995	4.1%	2,525	0.7%
Other (income) expense, net	(3,355)	(1.2)%	2,390	0.8%	(5,745)	(2.0)%
Total other expense, net	10,165	3.6%	13,385	4.9%	(3,220)	(1.3)%
Earnings from equity method investment	1,441	0.5%	1,841	0.7%	(400)	(0.2)%
Income before income taxes	11,069	3.9%	6,389	2.4%	4,680	1.5%
Income tax expense	1,051	0.4%	974	0.4%	77	0.0%
Net income	$10,018	3.5%	$5,415	2.0%	$4,603	1.5%
Adjusted EBITDA(a)	$51,027	18.0%	$46,770	17.3%	$4,257	0.7%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $284.1 million for the two fiscal quarters ended June 28, 2025, compared to $270.8 million for the two fiscal quarters ended June 29, 2024. The $13.3 million, or 4.9%, increase in net sales was due to a $14.4 million increase in sales volume, partially offset by a $1.1 million decrease from lower pricing. The sales volume increase was primarily driven by both organic- and acquisition-related growth. The increase in net sales across our product lines consisted of an increase of $16.5 million for covers and $1.3 million for liners, partially offset by a decrease of $4.5 million for in-ground swimming pools.

Cost of Sales and Gross Margin

Cost of sales was $187.2 million for the two fiscal quarters ended June 28, 2025, compared to $187.1 million for the two fiscal quarters ended June 29, 2024. Gross margin increased by 3.2%, to 34.1% of net sales for the two fiscal quarters ended June 28, 2025, compared to 30.9% of net sales for the two fiscal quarters ended June 29, 2024. The $0.1 million increase in cost of sales was primarily the result of the increase in sales volume, offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs. The 3.2% increase in gross margin was primarily driven by higher volumes, lean manufacturing and value engineering initiatives, and a margin benefit from the three Coverstar acquisitions.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $62.6 million for the two fiscal quarters ended June 28, 2025, compared to $52.8 million for the two fiscal quarters ended June 29, 2024. The $9.8 million, or 18.4%, increase in selling, general, and administrative expense was primarily driven by increased marketing and personnel investment tied to our Sand State strategy, investments in new ERP infrastructure and the inclusion of Coverstar Central.

Amortization

Amortization was $14.5 million for the two fiscal quarters ended June 28, 2025, compared to $12.8 million for the two fiscal quarters ended June 29, 2024. The $1.7 million, or 12.9%, increase in amortization was driven by the three Coverstar acquisitions.

Interest Expense, net

Interest expense, net was $13.5 million for the two fiscal quarters ended June 28, 2025, compared to $11.0 million for the two fiscal quarters ended June 29, 2024. The $2.5 million, or 23.0%, increase in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the two fiscal quarters ended June 29, 2024.

Other (Income) Expense, Net

Other income, net was $3.4 million for the two fiscal quarters ended June 28, 2025, compared to other expense, net of $2.4 million for the two fiscal quarters ended June 29, 2024. The $5.8 million increase in other income, net was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $1.4 million for the two fiscal quarters ended June 28, 2025, compared to $1.8 million for the two fiscal quarters ended June 29, 2024, due to the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $1.1 million for the two fiscal quarters ended June 28, 2025, compared to income tax expense of $1.0 million for the two fiscal quarters ended June 29, 2024. Our effective tax rate was 9.5% for the two fiscal quarters ended June 28, 2025, compared to 15.2% for the two fiscal quarters ended June 29, 2024. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the two fiscal quarters ended June 28, 2025 and June 29, 2024 was primarily attributable to the impacts of stock-based compensation expense and foreign income.

Net Income

Net income was $10.0 million for the two fiscal quarters ended June 28, 2025, compared to $5.4 million for the two fiscal quarters ended June 29, 2024. The $4.6 million, or 85.0%, increase in net income was primarily because of the factors described above.

Net Income Margin

Net income margin was 3.5% for the two fiscal quarters ended June 28, 2025, compared to 2.0% for the two fiscal quarters ended June 29, 2024. The 1.5% increase in net income margin was driven by a $4.6 million increase in net income, compared to the two fiscal quarters ended June 29, 2024 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $51.0 million for the two fiscal quarters ended June 28, 2025, compared to $46.8 million for the two fiscal quarters ended June 29, 2024. The $4.2 million, or 9.1%, increase in Adjusted EBITDA was primarily because of the increase in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 18.0% for the two fiscal quarters ended June 28, 2025, compared to 17.3% for the two fiscal quarters ended June 29, 2024. The 0.7% increase in Adjusted EBITDA margin was primarily because of the $4.2 million increase in Adjusted EBITDA, compared to the two fiscal quarters ended June 29, 2024, which was impacted by the other factors described above.

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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

	(dollars in thousands)
Net income	$15,980	$13,279	$10,018	$5,415
Depreciation and amortization	12,697	10,593	25,097	20,967
Interest expense, net	7,149	6,013	13,520	10,995
Income tax expense	5,130	442	1,051	974
Loss on sale and disposal of property and equipment	115	65	46	77
Restructuring charges(a)	145	47	160	365
Stock-based compensation expense(b)	1,381	2,100	3,352	3,343
Unrealized (gains) losses on foreign currency transactions(c)	(3,643)	806	(4,059)	2,390
Strategic initiative costs(d)	918	851	1,562	1,974
Acquisition and integration related costs(e)	16	375	283	375
Other(f)	(1)	(93)	(3)	(105)
Adjusted EBITDA	$39,887	$34,478	$51,027	$46,770
Net sales	$172,639	$160,122	$284,059	$270,751
Net income margin	9.3%	8.3%	3.5%	2.0%
Adjusted EBITDA margin	23.1%	21.5%	18.0%	17.3%

(a) Represents costs that include severance and other expenses for our executive management changes.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are existing cash on hand, net cash provided by operating activities and availability under our Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, borrowings under our credit facilities, and the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions, or investments we may undertake, and any share repurchases we may make. As of June 28, 2025, we had $26.9 million of cash, $281.5 million of outstanding indebtedness and an additional $75.0 million of borrowing availability under our Revolving Credit Facility.

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

We are required to meet certain financial covenants, including maintain specific liquidity measurements. There are also negative covenants, including certain restrictions on our ability and the ability of our subsidiaries to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness, make dividend payments, loans, or advances to us, declare dividends and make restricted payments and other distributions.

As of June 28, 2025, we were in compliance with all covenants under the Credit Agreement.

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

On June 12, 2025, we repaid the $25.0 million of outstanding borrowings on the Revolving Credit Facility. As of June 28, 2025, we had no outstanding borrowings under the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

As of June 28, 2025, we had $281.5 million of outstanding borrowings under the Term Loan.

Share Repurchase Program

On May 10, 2022, our Board approved a stock repurchase program (the “Repurchase Program”), which authorized us to repurchase up to $100 million of our shares of common stock by May 2025. We did not repurchase any shares of our common stock during the two fiscal quarters ended June 28, 2025, and our Repurchase Program expired on May 10, 2025. We do not have an effective stock repurchase program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Two Fiscal Quarters Ended
	June 28, 2025	June 29, 2024

	(in thousands)
Net cash (used in) provided by operating activities	$(10,905)	$17,911
Net cash used in investing activities	(15,278)	(9,833)
Net cash used in financing activities	(3,580)	(20,005)
Effect of exchange rate changes on cash	308	(68)
Net decrease in cash	$(29,455)	$(11,995)

Operating Activities

During the two fiscal quarters ended June 28, 2025, operating activities used $10.9 million of cash. Net income, after adjustments for non-cash items, provided cash of $40.0 million. Cash used in operating activities was driven by changes in our operating assets and liabilities, which used $50.9 million. Net cash used by changes in our operating assets and liabilities for the two fiscal quarters ended June 28, 2025 consisted primarily of a $57.4 million increase in trade receivables, a $4.9 million increase in income tax receivable, a $2.7 million increase in prepaid expenses and other current assets, a $0.9 million increase in inventories, a $0.2 million decrease in other long-term liabilities and a $0.2 million increase in other assets, partially offset by a $13.1 million increase in accounts payable and a $2.4 million increase in accrued expenses and other current liabilities. The change in trade receivables was primarily driven by the increase and timing of net sales and the change in accounts payable were primarily driven by volume of purchases and timing of payments.

During the two fiscal quarters ended June 29, 2024, operating activities provided $17.9 million of cash. Net income, after adjustments for non-cash items, provided cash of $36.1 million. Cash provided by operating activities was further impacted by changes in our operating assets and liabilities, which used $18.2 million. Net cash used by changes in our operating assets and liabilities for the two fiscal quarters ended June 29, 2024 consisted primarily of a $36.8 million increase in trade receivables, a $2.3 million increase in prepaid expenses and other current assets, a $1.2 million decrease in accrued expenses and other current liabilities, a $0.7 million increase in income tax receivable and a $0.4 million decrease in other long-term liabilities, partially offset by a $13.1 million decrease in inventories, a $9.8 million increase in accounts payable and a $0.3 million decrease in other assets. The change in trade receivables was primarily driven by the timing of net sales, the change in inventories was driven by efforts to meet a reduced demand outlook while maintaining lead times and service levels and the changes in accounts payable were primarily driven by volume of purchases and timing of payments.

Investing Activities

During the two fiscal quarters ended June 28, 2025, investing activities used $15.3 million of cash, consisting of purchases of property and equipment for $10.3 million and the acquisition of two of our autocover dealers of $4.9 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, as well as on-going strategic initiatives such as digital transformation.

During the two fiscal quarters ended June 29, 2024, investing activities used $9.8 million of cash, consisting of purchases of property and equipment primarily to expand capacity for production, especially for fiberglass pools.

Financing Activities

During the two fiscal quarters ended June 28, 2025, financing activities used $3.6 million of cash, primarily consisting of common stock withheld for taxes on restricted stock units of $2.4 million, Term Loan payments of $0.8 million and repayments of finance lease obligations of $0.4 million.

During the two fiscal quarters ended June 29, 2024, financing activities used $20.0 million of cash, primarily consisting of repayments on long-term debt borrowings of $19.6 million and repayments of finance lease obligations of $0.4 million.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the two fiscal quarters ended June 28, 2025 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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

During the two fiscal quarters ended June 28, 2025, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Interest Rate Risk

We entered into an interest rate swap that was executed on March 10, 2023 (the “2023 Interest Rate Swap”). The 2023 Interest Rate Swap had an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the 2023 Interest Rate Swap, we fixed our SOFR borrowing rate on a notional amount of $161.0 million. The 2023 Interest Rate Swap was not designated as a hedging instrument for accounting purposes.

Additionally, we entered into a new interest rate swap that was executed on June 4, 2025 (the “2025 Interest Rate Swap”). As part of the 2025 Interest Rate Swap, we terminated the 2023 Interest Rate Swap prior to its May 18, 2026 termination date. The 2025 Interest Rate Swap became effective on May 19, 2025 and has a termination date of May 18, 2027. Under the terms of the 2025 Interest Rate Swap, we fixed our SOFR borrowing rate on a notional amount of $140.0 million. The 2025 Interest Rate Swap is not designated as a hedging instrument for accounting purposes.

An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of June 28, 2025, would cause an increase or decrease to annual interest expense, net of approximately $1.5 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 28, 2025.

Changes in Internal Control over Financial Reporting

Starting in the second quarter of 2024, as part of a multi-year implementation of an ERP system, the Company began utilizing certain aspects of the new ERP system. Eventually, this ERP system will replace the existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to its management team. The Company does not believe the changes implemented to date represent a material change in internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims, some of which may be covered by insurance. Currently, there are no legal proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended June 28, 2025. However, the results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, our Board approved the Repurchase Program, which authorized us to repurchase up to $100 million of our shares of common stock by May 2025. We did not repurchase any shares of our common stock during the two fiscal quarters ended June 28, 2025, and our Repurchase Program expired on May 10, 2025. We do not have an effective stock repurchase program.

Item 5. Other Information

Amended and Restated Officer Severance Plan

On August 1, 2025, the Compensation Committee of the Board approved the Latham Pool Products, Inc. Amended and Restated Officer Severance Plan (the “Amended and Restated Officer Severance Plan”), which supersedes and replaces the Latham Pool Products, Inc. Officer Severance Plan (the “Officer Severance Plan”) initially adopted by the Company effective June 28, 2023. The Amended and Restated Officer Severance Plan extends the term of the Officer Severance Plan to December 31, 2026, and thereafter, automatically renews at the end of each calendar year for successive one-year terms unless amended or otherwise terminated by the Administrator (as defined in the Amended and Restated Officer Severance Plan) after December 31, 2026, with at least twelve months prior written notice. The terms of the Amended and Restated Officer Severance Plan otherwise does not materially differ from the Officer Severance Plan.

The foregoing description of the Amended and Restated Officer Severance Plan is not complete and is qualified in its entirety by reference to the full and complete text of the Amended and Restated Officer Severance Plan, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2025.

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the fiscal quarter ended June 28, 2025, none of the Company’s directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement.”

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

10.1*†	Amended Offer Letter, by and between Oliver C. Gloe and Latham Pool Products, Inc., dated May 12, 2025
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       August 6, 2025

LATHAM GROUP, INC.

/s/ Oliver C. Gloe
Oliver C. Gloe
Chief Financial Officer
(Principal Financial Officer)