Form 10-Q
period 2025-09-27
Latham Group, Inc.
filed 2025-11-05
CIK 1833197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

As of October 31, 2025, 116,655,775 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Latham Group, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 27,	December 31,
	2025	2024
Assets
Current assets:
Cash	$70,518	$56,398
Trade receivables, net	81,106	32,299
Inventories, net	70,316	77,101
Income tax receivable	9,567	3,964
Prepaid expenses and other current assets	9,408	8,536
Total current assets	240,915	178,298
Property and equipment, net	114,114	112,848
Equity method investment	25,826	24,891
Deferred tax assets	729	729
Operating lease right-of-use assets	29,566	28,259
Goodwill	155,017	152,625
Intangible assets, net	275,118	292,913
Other assets	3,137	3,644
Total assets	$844,422	$794,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,369	$13,141
Current maturities of long-term debt	3,250	3,250
Current operating lease liabilities	7,133	7,176
Accrued expenses and other current liabilities	59,465	47,410
Total current liabilities	99,217	70,977
Long-term debt, net of discount, debt issuance costs, and current portion	277,823	278,271
Deferred income tax liabilities, net	32,347	32,347
Non-current operating lease liabilities	23,268	22,138
Other long-term liabilities	3,410	3,252
Total liabilities	$436,065	$406,985
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both September 27, 2025 and December 31, 2024; no shares issued and outstanding as of both September 27, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of September 27, 2025 and December 31, 2024; 116,655,775 and 115,764,839 shares issued and outstanding, as of September 27, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	469,731	467,076
Accumulated deficit	(56,681)	(74,816)
Accumulated other comprehensive loss	(4,705)	(5,050)
Total stockholders’ equity	408,357	387,222
Total liabilities and stockholders’ equity	$844,422	$794,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$161,903	$150,496	$445,962	$421,247
Cost of sales	104,596	101,807	291,811	288,948
Gross profit	57,307	48,689	154,151	132,299
Selling, general, and administrative expense	28,586	28,336	91,146	81,174
Amortization	7,213	6,982	21,704	19,822
Income from operations	21,508	13,371	41,301	31,303
Other expense:
Interest expense, net	6,067	9,155	19,587	20,150
Other expense (income), net	1,168	(693)	(2,187)	1,697
Total other expense, net	7,235	8,462	17,400	21,847
Earnings from equity method investment	1,310	944	2,751	2,785
Income before income taxes	15,583	5,853	26,652	12,241
Income tax expense (benefit)	7,466	(43)	8,517	931
Net income	$8,117	$5,896	$18,135	$11,310
Net income per share attributable to common stockholders:
Basic	$0.07	$0.05	$0.16	$0.10
Diluted	$0.07	$0.05	$0.15	$0.10
Weighted-average common shares outstanding – basic and diluted
Basic	116,603,331	115,564,382	116,323,609	115,358,274
Diluted	119,907,619	118,445,235	119,720,706	117,130,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$8,117	$5,896	$18,135	$11,310
Other comprehensive income, net of tax:
Foreign currency translation adjustments	146	776	345	948
Total other comprehensive income, net of tax	146	776	345	948
Comprehensive income	$8,263	$6,672	$18,480	$12,258

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

Latham Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2024	115,764,839	$12	$467,076	$(74,816)	$(5,050)	$387,222
Net loss	—	—	—	(5,962)	—	(5,962)
Foreign currency translation adjustments	—	—	—	—	217	217
Issuance of common stock upon release of restricted stock units	941,370	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(343,232)	—	(2,306)	—	—	(2,306)
Stock-based compensation expense	—	—	1,971	—	—	1,971
Balances at March 29, 2025	116,362,977	$12	$466,741	$(80,778)	$(4,833)	$381,142

Net income	—	—	—	15,980	—	15,980
Foreign currency translation adjustments	—	—	—	—	(18)	(18)
Issuance of common stock upon release of restricted stock units	182,341	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(9,189)	—	(57)	—	—	(57)
Stock-based compensation expense	—	—	1,381	—	—	1,381
Balances at June 28, 2025	116,536,129	$12	$468,065	$(64,798)	$(4,851)	$398,428

Net income	—	—	—	8,117	—	8,117
Foreign currency translation adjustments	—	—	—	—	146	146
Issuance of common stock upon release of restricted stock units	180,323	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(60,677)	—	(314)	—	—	(314)
Stock-based compensation expense	—	—	1,980	—	—	1,980
Balances at September 27, 2025	116,655,775	$12	$469,731	$(56,681)	$(4,705)	$408,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Fiscal Quarters Ended
	September 27,	September 28,
	2025	2024
Cash flows from operating activities:
Net income	$18,135	$11,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,978	32,291
Unrealized foreign currency (gain) loss	(2,878)	1,697
Amortization of deferred financing costs and debt discount	1,290	1,290
Non-cash lease expense	5,455	5,349
Change in fair value of interest rate swap	610	887
Stock-based compensation expense	5,332	5,187
Bad debt expense	1,623	1,817
Other non-cash, net	655	(31)
Earnings from equity method investment	(2,751)	(2,785)
Distributions received from equity method investment	1,816	3,293
Changes in operating assets and liabilities:
Trade receivables	(50,352)	(35,639)
Inventories	7,331	25,518
Prepaid expenses and other current assets	(795)	(2,318)
Income tax receivable	(5,603)	(6,554)
Other assets	(241)	645
Accounts payable	16,296	10,385
Accrued expenses and other current liabilities	6,672	3,430
Other long-term liabilities	(452)	(622)
Net cash provided by operating activities	40,121	55,150
Cash flows from investing activities:
Purchases of property and equipment	(16,160)	(13,861)
Acquisition of business, net of cash acquired	(4,934)	(64,046)
Net cash used in investing activities	(21,094)	(77,907)
Cash flows from financing activities:
Payments on long-term debt borrowings	(1,625)	(19,625)
Proceeds from borrowings on revolving credit facility	25,000	—
Payments on revolving credit facilities	(25,000)	—
Repayments of finance lease obligations	(616)	(573)
Common stock withheld for taxes on restricted stock units	(2,677)	—
Net cash used in financing activities	(4,918)	(20,198)
Effect of exchange rate changes on cash	11	54
Net increase (decrease) in cash	14,120	(42,901)
Cash at beginning of period	56,398	102,763
Cash at end of period	$70,518	$59,862
Supplemental cash flow information:
Cash paid for interest	$20,735	$20,481
Income taxes paid, net	8,023	8,919
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$422	$1,201
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	7,172	3,538

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

Unaudited Interim Financial Information

The unaudited condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 27, 2025 and for the fiscal quarter and three fiscal quarters ended September 27, 2025 and September 28, 2024, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on March 5, 2025 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter and three fiscal quarters ended September 27, 2025 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2025 or other interim periods thereof.

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

Significant Accounting Policies

Refer to the Annual Report for a discussion of the Company’s significant accounting policies.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which offers a practical expedient for public companies valuing their current expected credit losses. ASU 2025-05 is effective for public business entities for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The amendments should be applied prospectively. The Company is currently evaluating ASU 2025-05 and its potential impact on the condensed consolidated financial statements.

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

Inventories were valued using the comparative sales method. Specific to intangible assets, backlog and customer relationships were valued using the multi-period excess earnings method. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the Acquisition Date. These fair value estimates were evaluated during the measurement period of up to one year from the Acquisition Date, and are no longer subject to change.

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

	Three Fiscal Quarters Ended
	September 27,	September 28,
(in thousands)	2025	2024
Net sales	$445,962	$433,522
Net income	18,319	15,174

The pro forma financial information presented above reflects the effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the additional cost of sales from acquired inventory, the elimination of intercompany transactions and the removal of certain costs (primarily payroll costs) that would not have occurred and any related tax effects. Transaction costs for Coverstar Central are reflected within pro forma net income for the three fiscal quarters ended September 28, 2024.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the three fiscal quarters ended September 27, 2025 or September 28, 2024.

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

Term loans

Term loans are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	September 27, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Term Loan	$281,073	$279,669	$281,521	$276,946

Interest rate swap

The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of September 27, 2025 and December 31, 2024, the Company’s interest rate swap was a liability of $1.0 million and $0.4 million, respectively, which were recorded within other long-term liabilities on the condensed consolidated balance sheets. See Note 7 for further detail.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill as of September 27, 2025 and as of December 31, 2024 was $155.0 million and $152.6 million, respectively. The change in the carrying value during the three fiscal quarters ended September 27, 2025 was primarily driven by acquisitions made in the first fiscal quarter of 2025.

Intangible Assets

Intangible assets, net as of September 27, 2025 consisted of the following (in thousands):

	September 27, 2025
	Gross	Foreign
	Carrying	Currency	Accumulated	Net
	Amount	Translation	Amortization	Amount
Trade names and trademarks	$148,100	$(252)	$41,097	$106,751
Patented technology	16,126	(3)	11,407	4,716
Technology	13,000	—	3,323	9,677
Pool designs	13,628	(107)	4,611	8,910
Franchise relationships	1,187	—	1,187	—
Dealer relationships	238,551	(1)	93,486	145,064
Order backlog	2,020	—	2,020	—
Non-competition agreements	2,476	—	2,476	—
	$435,088	$(363)	$159,607	$275,118

The Company recognized $7.2 million and $21.7 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended September 27, 2025, respectively. The Company recognized $7.0 million and $19.8 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended September 28, 2024, respectively.

The change in the carrying value of dealer relationships is driven by the acquisitions made in the three fiscal quarters ended September 27, 2025.

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

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Estimated Future
Amortization
Fiscal Year Ending	Expense
Remainder of fiscal year 2025	$7,180
2026	28,719
2027	28,719
2028	27,760
2029	22,391
Thereafter	160,349
$275,118

6. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	September 27, 2025	December 31, 2024
Raw materials	$50,210	$49,322
Finished goods	20,106	27,779
	$70,316	$77,101

7. LONG-TERM DEBT

The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	September 27, 2025	December 31, 2024
Term Loan	$286,437	$288,063
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(5,364)	(6,542)
Total debt	281,073	281,521
Less: Current portion of long-term debt	(3,250)	(3,250)
Total long-term debt	$277,823	$278,271

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

During the three fiscal quarters ended September 27, 2025, the Company repaid the $25.0 million of outstanding borrowings on the Revolving Credit Facility. As of September 27, 2025, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

During the three fiscal quarters ended September 28, 2024, the Company made a pre-payment of $18.0 million in addition to the required annual payments of $3.3 million. No additional pre-payments are required to be made during the year ending December 31, 2025.

Outstanding borrowings as of September 27, 2025 were $281.1 million, net of unamortized discount and debt issuance costs of $5.4 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.

As of September 27, 2025, the unamortized debt issuance costs and discount on the Term Loan were $3.0 million and $2.4 million, respectively. The effective interest rate was 9.22% at September 27, 2025, including the impact of the Company’s interest rate swap.

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

Debt Maturities

Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Fiscal Year Ending	Term Loan
Remainder of fiscal year 2025	$1,625
2026	3,250
2027	3,250
2028	3,250
2029	275,062
$286,437

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

8. PRODUCT WARRANTIES

The warranty reserve activity consisted of the following (in thousands):

	Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024
Balance at the beginning of the fiscal year	$2,647	$3,161
Adjustments to reserve	2,338	2,873
Less: Settlements made (in cash or in kind)	(1,957)	(2,513)
Balance at the end of the fiscal quarter	$3,028	$3,521

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

The components of lease expense for the fiscal quarter and three fiscal quarters ended September 27, 2025 and September 28, 2024 were as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease expense	$2,266	$2,170	$6,592	$6,462
Finance lease amortization of assets	215	212	636	636
Finance lease interest on lease liabilities	67	78	202	242
Short-term lease expense	135	160	328	280
Variable lease expense	187	98	554	378
Total lease expense	$2,870	$2,718	$8,312	$7,998

Operating and finance lease right-of-use assets and lease-related liabilities as of September 27, 2025 and December 31, 2024 were as follows (in thousands):

	September 27, 2025	December 31, 2024	Classification

Lease right-of-use assets:
Operating leases	$29,566	$28,259	Operating lease right-of-use assets
Finance leases	2,875	3,261	Other assets
Total lease right-of-use assets	$32,441	$31,520

Lease-related liabilities:
Current
Operating leases	$7,133	$7,176	Current operating lease liabilities
Finance leases	806	779	Accrued expenses and other current liabilities
Non-current
Operating leases	23,268	22,138	Non-current operating lease liabilities
Finance leases	2,288	2,678	Other long-term liabilities
Total lease liabilities	$33,495	$32,771

The table below presents supplemental information related to leases as of September 27, 2025 and December 31, 2024:

	September 27, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Finance leases	3.8	4.4
Operating leases	5.1	5.3
Weighted-average discount rate:
Finance leases	8.1%	8.2%
Operating leases	5.7%	5.4%

The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,589	$5,410

The following table summarizes fiscal year maturities of operating lease liabilities as of September 27, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2025	$2,262	$266	$2,528
2026	8,358	996	9,354
2027	6,721	916	7,637
2028	5,387	904	6,291
2029	4,771	420	5,191
Thereafter	7,593	86	7,679
Total lease payments	35,092	3,588	38,680
Less: Interest	(4,691)	(494)	(5,185)
Present value of lease liability	$30,401	$3,094	$33,495

10. NET SALES

The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
In-ground Swimming Pools	$75,377	$74,785	$211,711	$215,575
Covers	54,893	47,755	123,749	100,126
Liners	31,633	27,956	110,502	105,546
	$161,903	$150,496	$445,962	$421,247

11. INCOME TAXES

The effective income tax rate for the fiscal quarter and the three fiscal quarters ended September 27, 2025 was 47.9% and 32.0%, respectively, compared to (0.7)% and 7.6% for the fiscal quarter and the three fiscal quarters ended September 28, 2024. The differences between the U.S. federal statutory income tax rate and the Company's effective income tax rates for the fiscal quarter ended September 27, 2025 and the fiscal quarter ended September 28, 2024 were primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit and the effects of branch accounting for Latham Canada.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The new provisions did not have a material impact on the Company’s 2025 effective tax rate.

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

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Selling, general, and administrative	$1,980	$1,844	$5,332	$5,187

As of September 27, 2025, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $10.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

The following table represents the Company’s restricted stock units activity during the three fiscal quarters ended September 27, 2025:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding at January 1, 2025	4,200,759	$3.12
Granted	900,836	7.12
Vested	(1,231,008)	3.20
Forfeited	(394,117)	3.73
Outstanding at September 27, 2025	3,476,470	$4.06

Stock Options

The following table represents the Company’s stock options activity during the three fiscal quarters ended September 27, 2025:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	1,383,738	$15.20
Granted	—	—
Exercised	—	—
Forfeited	(34,719)	15.38
Expired	(198,307)	17.31
Outstanding at September 27, 2025	1,150,712	$14.84	6.25	$305
Vested and expected to vest at September 27, 2025	1,150,712	$14.84	6.25	$305
Options exercisable at September 27, 2025	949,712	$15.25	6.18	$220

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock Appreciation Rights

The following table represents the Company’s stock appreciation rights activity during the three fiscal quarters ended September 27, 2025:

		Weighted-	Weighted-
		Average	Average
		Exercise Price	Remaining	Aggregate
	Shares	per Share	Contract Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	660,556	$3.15
Granted	—	—
Exercised	(73,026)	3.24
Forfeited	(73,027)	3.24
Outstanding at September 27, 2025	514,503	$3.12	7.65	$2,263
Vested and expected to vest at September 27, 2025	514,503	$3.12	7.65	$2,263
Stock appreciation rights exercisable at September 27, 2025	219,576	$3.17	7.62	$955

The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.

Performance Stock Units

During the three fiscal quarters ended September 27, 2025, the Compensation Committee of the Board approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s executive officers.

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

The following table represents the Company’s PSU activity during the three fiscal quarters ended September 27, 2025:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2025	807,771	$2.91
Granted	325,613	7.33
Adjustment for performance achievement (1)	—	—
Forfeited	(182,521)	3.67
Outstanding at September 27, 2025 (2)	950,863	$4.28

(1)Represents the adjustment to previously granted PSUs based on the Company’s performance expectations as of the end of each respective fiscal year.

(2)An additional 292,870 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs granted on or after January 1, 2025 and outstanding as of September 27, 2025.

13. NET INCOME PER SHARE

Basic and diluted net income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net income attributable to common stockholders	$8,117	$5,896	$18,135	$11,310
Denominator:
Weighted-average common shares outstanding
Basic	116,603,331	115,564,382	116,323,609	115,358,274
Diluted	119,907,619	118,445,235	119,720,706	117,130,609
Net income per share attributable to common stockholders:
Basic	$0.07	$0.05	$0.16	$0.10
Diluted	$0.07	$0.05	$0.15	$0.10

As of September 27, 2025 and December 31, 2024, 116,655,775 and 115,764,839 shares of common stock were issued and outstanding, respectively.

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restricted stock awards	—	—	—	14,295
Restricted stock units	—	6,693	240,049	29,700
Stock options	1,031,911	1,402,036	1,221,363	1,451,745
Stock appreciation rights	—	—	—	435,194
Performance stock units	—	—	132,414	27,708

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

Operations of the Company’s single segment consisted of the following (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$161,903	$150,496	$445,962	$421,247
Other cost of sales(1)	100,174	97,274	279,229	277,109
Other selling, general and administrative expense(2)	24,669	23,915	79,427	69,875
Depreciation	5,452	4,129	15,638	11,833
Amortization(3)	7,429	7,195	22,340	20,458
Stock-based compensation expense	1,980	1,844	5,332	5,187
Strategic initiative costs(4)	684	706	2,246	2,680
Acquisition and integration related costs(5)	7	1,930	289	2,305
Restructuring charges(6)	—	132	160	497
Interest expense, net	6,067	9,155	19,587	20,150
Other expense (income), net	1,168	(693)	(2,187)	1,697
Earnings from equity method investment	(1,310)	(944)	(2,751)	(2,785)
Income tax expense (benefit)	7,466	(43)	8,517	931
Net income	$8,117	$5,896	$18,135	$11,310

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

Our operations consist of approximately 1,850 employees across about 30 locations. The broad geographic reach of our national manufacturing and distribution network allows us to service our customers on short lead times and to deliver our products in a cost-effective manner. Our mission is to design and manufacture high-quality pool products, with the homeowner in mind, and to be a value-added partner to our dealers.

Recent Developments

Highlights for the fiscal quarter ended September 27, 2025

●	Increase in net sales of 7.6%, or $11.4 million, to $161.9 million for the fiscal quarter ended September 27, 2025, compared to $150.5 million for the fiscal quarter ended September 28, 2024.
●	Increase in net income of $2.2 million to a net income of $8.1 million and representing a 5.0% net income margin for the fiscal quarter ended September 27, 2025, compared to net income of $5.9 million and representing a 3.9% net income margin for the fiscal quarter ended September 28, 2024.
●	Increase in Adjusted EBITDA (as defined below) of $8.5 million to $38.3 million for the fiscal quarter ended September 27, 2025, compared to $29.8 million for the fiscal quarter ended September 28, 2024. Adjusted EBITDA margin increased from 19.8% to 23.7%.

Highlights for the three fiscal quarters ended September 27, 2025

●	Increase in net sales of 5.9%, or $24.8 million, to $446.0 million for the three fiscal quarters ended September 27, 2025, compared to $421.2 million for the three fiscal quarters ended September 28, 2024.
●	Increase in net income of $6.8 million to a net income of $18.1 million and representing a 4.1% net income margin for the three fiscal quarters ended September 27, 2025, compared to net income of $11.3 million and representing a 2.7% net income margin for the three fiscal quarters ended September 28, 2024.

●	Increase in Adjusted EBITDA of $12.8 million to $89.4 million for the three fiscal quarters ended September 27, 2025, compared to $76.6 million for the three fiscal quarters ended September 28, 2024. Adjusted EBITDA margin improved from 18.2% to 20.0%.

Business Update

Our current business results reflect a strong third quarter sales growth despite challenging market conditions and our results of operations for the three fiscal quarters ended September 27, 2025 were aligned with our expectations. These results were primarily driven by category share gains in autocovers, along with contributions from the Coverstar Central, LLC (“Coverstar Central”) acquisition in August 2024 and the early 2025 acquisitions of two of our smaller autocover dealers. Liners also saw growth, reflecting success in our Measure by Latham tool. Based on sales for three fiscal quarters and current business trends and market conditions, we currently project 2025 new pool starts to be flat to slightly down from 2024 levels. We are closely monitoring the potential impact of current macroeconomic and geopolitical conditions, as well as general reduced consumer confidence and increased economic uncertainty. Additionally, we recently implemented targeted price increases on certain products to help further mitigate the potential impact of tariffs.

We continue to make progress executing our strategy to drive adoption and awareness of fiberglass pools and automatic safety covers and gain additional operating efficiencies through value engineering and lean manufacturing initiatives. We continue to take a disciplined approach to capital investments, with the focus on product innovation, facility upgrades and technology and systems. Due to greater-than-expected efficiency of certain projects, we have reduced our capital expenditure estimate for 2025. These initiatives complement continued investment in our sales, marketing, engineering and research and development efforts that are designed to accelerate conversion to fiberglass pool products and ongoing digital transformation programs.

Strategic Acquisition

Strategic transactions continue to be part of our growth strategy. On August 2, 2024, we completed a stock acquisition of Coverstar Central, our exclusive dealer of automatic safety covers in 29 states – mainly in the center of the U.S. Coverstar Central has been our trusted partner since 2006, and this acquisition represented a valuable strategic opportunity that we benefited from in multiple ways. First, the vertical integration of our automatic safety cover product line in the acquired geographies increased margins. Second, as one company with a fully integrated sales and marketing strategy, we were able to accelerate the sales growth of this product line. Finally, we leveraged Coverstar Central’s long-standing relationships with pool builders in its markets to increase the awareness of, and conversion to, fiberglass pools. During the three fiscal quarters ended September 27, 2025, we further strengthened our position in this growing category by acquiring two of our smaller autocover dealers located in Tennessee and New York.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board of Directors of the Company (the “Board”) to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expense (benefit), (iv) (gain) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized losses (gains) on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs and (x) other.

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

Results of Operations

Fiscal Quarter Ended September 27, 2025 Compared to Fiscal Quarter Ended September 28, 2024

The following table summarizes our results of operations for the fiscal quarter ended September 27, 2025 and September 28, 2024 (dollars in thousands):

	Fiscal Quarter Ended
		% of Net		% of Net	Change	Change in %
	September 27, 2025	Sales	September 28, 2024	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$161,903	100.0%	$150,496	100.0%	$11,407	0.0%
Cost of sales	104,596	64.6%	101,807	67.6%	2,789	(3.0)%
Gross profit	57,307	35.4%	48,689	32.4%	8,618	3.0%

Selling, general, and administrative expense	28,586	17.6%	28,336	18.8%	250	(1.2)%
Amortization	7,213	4.5%	6,982	4.7%	231	(0.2)%
Income from operations	21,508	13.3%	13,371	8.9%	8,137	4.4%
Other expense (income):
Interest expense, net	6,067	3.7%	9,155	6.1%	(3,088)	(2.4)%
Other expense (income), net	1,168	0.8%	(693)	(0.5)%	1,861	1.3%
Total other expense, net	7,235	4.5%	8,462	5.6%	(1,227)	(1.1)%
Earnings from equity method investment	1,310	0.8%	944	0.6%	366	0.2%
Income before income taxes	15,583	9.6%	5,853	3.9%	9,730	5.7%
Income tax expense (benefit)	7,466	4.6%	(43)	—%	7,509	4.6%
Net income	$8,117	5.0%	$5,896	3.9%	$2,221	1.1%
Adjusted EBITDA(a)	$38,328	23.7%	$29,829	19.8%	$8,499	3.9%

________________________________________

(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $161.9 million for the fiscal quarter ended September 27, 2025, compared to $150.5 million for the fiscal quarter ended September 28, 2024. The $11.4 million, or 7.6%, increase in net sales was due to a $8.4 million increase in sales volume and a $3.0 million increase from higher pricing. The sales volume increase was primarily driven by organic- and acquisition-related growth. The increase in net sales of $11.4 million across our product lines consisted of an increase of $7.1 million for covers, $3.7 million for liners and a $0.6 million increase for in-ground swimming pools.

Cost of Sales and Gross Margin

Cost of sales was $104.6 million for the fiscal quarter ended September 27, 2025, compared to $101.8 million for the fiscal quarter ended September 28, 2024. Gross margin increased by 3.0%, to 35.4% of net sales for the fiscal quarter ended September 27, 2025, compared to 32.4% of net sales for the fiscal quarter ended September 28, 2024. The $2.8 million, or 2.7%, increase in cost of sales was primarily the result of the increase in sales volume, partially offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs. The 3.0% increase in gross margin was primarily driven by the accretive benefit of the three Coverstar acquisitions, lean manufacturing and value engineering initiatives and production efficiencies.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $28.6 million for the fiscal quarter ended September 27, 2025, compared to $28.3 million for the fiscal quarter ended September 28, 2024. The $0.3 million, or 0.9%, increase in selling, general, and administrative expense was primarily driven by increased marketing and personnel investment tied to our Sand States strategy and investments in new enterprise resource planning (“ERP”) infrastructure, partially offset by the timing of performance based compensation.

Amortization

Amortization was $7.2 million for the fiscal quarter ended September 27, 2025, compared to $7.0 million for the fiscal quarter ended September 28, 2024. The $0.2 million, or 3.3%, increase in amortization was driven by the three Coverstar acquisitions.

Interest Expense, net

Interest expense, net was $6.1 million for the fiscal quarter ended September 27, 2025, compared to $9.2 million for the fiscal quarter ended September 28, 2024. The $3.1 million, or 33.7%, decrease in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the fiscal quarter ended September 28, 2024.

Other Expense (Income), Net

Other expense, net was $1.2 million for the fiscal quarter ended September 27, 2025, compared to other income, net of $ (0.7) million for fiscal quarter ended September 28, 2024. The $1.9 million increase in other expense, net was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $1.3 million for the fiscal quarter ended September 27, 2025, compared to $0.9 million for the fiscal quarter ended September 28, 2024, due to the financial performance of Premier Pools & Spa.

Income Tax Expense (Benefit)

Income tax expense was $7.5 million for the fiscal quarter ended September 27, 2025, compared to income tax benefit of less than $0.1 million for the fiscal quarter ended September 28, 2024. Our effective tax rate was 47.9% for the fiscal quarter ended September 27, 2025, compared to (0.7)% for the fiscal quarter ended September 28, 2024. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the fiscal quarters ended September 27, 2025 and September 28, 2024 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit and the effects of branch accounting for Latham Canada.

Net Income

Net income was $8.1 million for the fiscal quarter ended September 27, 2025, compared to $5.9 million for the fiscal quarter ended September 28, 2024. The $2.2 million, or 37.7%, increase in net income was primarily because of the factors described above.

Net Income Margin

Net income margin was 5.0% for the fiscal quarter ended September 27, 2025, compared to 3.9% for the fiscal quarter ended September 28, 2024. The 1.1% increase in net income margin was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $38.3 million for the fiscal quarter ended September 27, 2025, compared to $29.8 million for the fiscal quarter ended September 28, 2024. The $8.5 million, or 28.5%, increase in Adjusted EBITDA was primarily because of the gross profit growth from increase in net sales, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 23.7% for the fiscal quarter ended September 27, 2025, compared to 19.8% for the fiscal quarter ended September 28, 2024. The 3.9% increase in Adjusted EBITDA margin was primarily because of a $8.5 million increase in Adjusted EBITDA, compared to the fiscal quarter ended September 28, 2024, which was impacted by the factors described above.

Three Fiscal Quarters Ended September 27, 2025 Compared to Three Fiscal Quarters Ended September 28, 2024

The following table summarizes our results of operations for the three fiscal quarters ended September 27, 2025 and September 28, 2024:

	Three Fiscal Quarters Ended
		% of Net		% of Net	Change	Change in %
	September 27, 2025	Sales	September 28, 2024	Sales	Amount	of Net Sales

	(dollars in thousands)
Net sales	$445,962	100.0%	$421,247	100.0%	$24,715	0.0%
Cost of sales	291,811	65.4%	288,948	68.6%	2,863	(3.2)%
Gross profit	154,151	34.6%	132,299	31.4%	21,852	3.2%

Selling, general, and administrative expense	91,146	20.4%	81,174	19.3%	9,972	1.1%
Amortization	21,704	4.9%	19,822	4.7%	1,882	0.2%
Income from operations	41,301	9.3%	31,303	7.4%	9,998	1.9%
Other expense (income):
Interest expense, net	19,587	4.4%	20,150	4.8%	(563)	(0.4)%
Other (income) expense, net	(2,187)	(0.5)%	1,697	0.4%	(3,884)	(0.9)%
Total other expense, net	17,400	3.9%	21,847	5.2%	(4,447)	(1.3)%
Earnings from equity method investment	2,751	0.6%	2,785	0.7%	(34)	(0.1)%
Income before income taxes	26,652	6.0%	12,241	2.9%	14,411	3.1%
Income tax expense	8,517	1.9%	931	0.2%	7,586	1.7%
Net income	$18,135	4.1%	$11,310	2.7%	$6,825	1.4%
Adjusted EBITDA(a)	$89,354	20.0%	$76,598	18.2%	$12,756	1.8%
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Net Sales

Net sales were $446.0 million for the three fiscal quarters ended September 27, 2025, compared to $421.2 million for the three fiscal quarters ended September 28, 2024. The $24.8 million, or 5.9%, increase in net sales was due to a $22.8 million increase in sales volume and a $2.0 million increase from higher pricing. The sales volume increase was primarily driven by both organic- and acquisition-related growth. The increase in net sales across our product lines consisted of an increase of $23.6 million for covers and $5.0 million for liners, partially offset by a decrease of $3.9 million for in-ground swimming pools.

Cost of Sales and Gross Margin

Cost of sales was $291.8 million for the three fiscal quarters ended September 27, 2025, compared to $288.9 million for the three fiscal quarters ended September 28, 2024. Gross margin increased by 3.2%, to 34.6% of net sales for the three fiscal quarters ended September 27, 2025, compared to 31.4% of net sales for the three fiscal quarters ended September 28, 2024. The $2.9 million increase in cost of sales was primarily the result of the increase in sales volume, partially offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs. The 3.2% increase in gross margin was primarily driven by higher volumes, lean manufacturing and value engineering initiatives, and a margin benefit from the three Coverstar acquisitions.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $91.1 million for the three fiscal quarters ended September 27, 2025, compared to $81.2 million for the three fiscal quarters ended September 28, 2024. The $9.9 million, or 12.3%, increase in selling, general, and administrative expense was primarily driven by increased marketing and personnel investment tied to our Sand State strategy, investments in new ERP infrastructure and the inclusion of Coverstar Central.

Amortization

Amortization was $21.7 million for the three fiscal quarters ended September 27, 2025, compared to $19.8 million for the three fiscal quarters ended September 28, 2024. The $1.9 million, or 9.5%, increase in amortization was driven by the three Coverstar acquisitions.

Interest Expense, net

Interest expense, net was $19.6 million for the three fiscal quarters ended September 27, 2025, compared to $20.2 million for the three fiscal quarters ended September 28, 2024. The $0.6 million, or 2.8%, decrease in interest expense, net was the result of the change in the fair value of our interest rate swap and a decrease in the outstanding balance of long-term debt, compared to the three fiscal quarters ended September 28, 2024.

Other (Income) Expense, Net

Other income, net was $2.2 million for the three fiscal quarters ended September 27, 2025, compared to other expense, net of $1.7 million for the three fiscal quarters ended September 28, 2024. The $3.9 million increase in other income, net was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.

Earnings from Equity Method Investment

Earnings from our equity method investment in Premier Pools & Spa were $2.8 million for the three fiscal quarters ended September 27, 2025, largely unchanged from the three fiscal quarters ended September 28, 2024, due to the financial performance of Premier Pools & Spa.

Income Tax Expense

Income tax expense was $8.5 million for the three fiscal quarters ended September 27, 2025, compared to income tax expense of $0.9 million for the three fiscal quarters ended September 28, 2024. Our effective tax rate was 32.0% for the three fiscal quarters ended September 27, 2025, compared to 7.6% for the three fiscal quarters ended September 28, 2024. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the three fiscal quarters ended September 27, 2025 and September 28, 2024 was primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit and the effects of branch accounting for Latham Canada.

Net Income

Net income was $18.1 million for the three fiscal quarters ended September 27, 2025, compared to $11.3 million for the three fiscal quarters ended September 28, 2024. The $6.8 million, or 60.3%, increase in net income was primarily because of the factors described above.

Net Income Margin

Net income margin was 4.1% for the three fiscal quarters ended September 27, 2025, compared to 2.7% for the three fiscal quarters ended September 28, 2024. The 1.4% increase in net income margin was driven by a $6.8 million increase in net income, compared to the three fiscal quarters ended September 28, 2024 because of the factors described above.

Adjusted EBITDA

Adjusted EBITDA was $89.4 million for the three fiscal quarters ended September 27, 2025, compared to $76.6 million for the three fiscal quarters ended September 28, 2024. The $12.8 million, or 16.7%, increase in Adjusted EBITDA was primarily because of the increase in net sales that more than offset higher selling, general and administrative expense, as well as the other factors described above.

Adjusted EBITDA Margin

Adjusted EBITDA margin was 20.0% for the three fiscal quarters ended September 27, 2025, compared to 18.2% for the three fiscal quarters ended September 28, 2024. The 1.8% increase in Adjusted EBITDA margin was primarily because of the $12.8 million increase in Adjusted EBITDA, compared to the three fiscal quarters ended September 28, 2024, which was impacted by the other factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expense (benefit), (iv) (gain) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized losses (gains) on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs and (x) other.

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

Adjusted EBITDA and Adjusted EBITDA margin have their limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA margin:

●	do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;
●	do not reflect changes in our working capital needs;
●	do not reflect the interest expense, or the amounts necessary to service interest or principal payments, on our outstanding debt;
●	do not reflect income tax expense (benefit), and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;
●	do not reflect non-cash stock-based compensation, which will remain a key element of our overall compensation package; and
●	do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(dollars in thousands)
Net income	$8,117	$5,896	$18,135	$11,310
Depreciation and amortization	12,881	11,323	37,978	32,291
Interest expense, net	6,067	9,155	19,587	20,150
Income tax expense (benefit)	7,466	(43)	8,517	931
(Gain) loss on sale and disposal of property and equipment	(26)	41	20	118
Restructuring charges(a)	—	132	160	497
Stock-based compensation expense(b)	1,980	1,844	5,332	5,187
Unrealized losses (gains) on foreign currency transactions(c)	1,181	(722)	(2,878)	1,668
Strategic initiative costs(d)	684	706	2,246	2,680
Acquisition and integration related costs(e)	7	1,930	289	2,305
Other(f)	(29)	(433)	(32)	(539)
Adjusted EBITDA	$38,328	$29,829	$89,354	$76,598
Net sales	$161,903	$150,496	$445,962	$421,247
Net income margin	5.0%	3.9%	4.1%	2.7%
Adjusted EBITDA margin	23.7%	19.8%	20.0%	18.2%

(a) Represents costs that include severance and other expenses for our executive management changes.

(b) Represents non-cash stock-based compensation expense.

(c) Represents unrealized foreign currency transaction losses (gains) associated with our international subsidiaries.

(d) Represents fees paid to external consultants and other expenses for our strategic initiatives.

(e) Represents acquisition and integration costs as well as other costs related to potential transactions.

(f) Other costs consist of other discrete items as determined by management, primarily including (i) fees paid to external advisors for various matters and (ii) other items.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are existing cash on hand, net cash provided by operating activities and availability under our Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, borrowings under our credit facilities, and the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions, or investments we may undertake, and any share repurchases we may make. As of September 27, 2025, we had $70.5 million of cash, $281.1 million of outstanding indebtedness and an additional $75.0 million of borrowing availability under our Revolving Credit Facility.

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

As of September 27, 2025, we were in compliance with all covenants under the Credit Agreement.

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

During the three fiscal quarters ended September 27, 2025, we repaid the $25.0 million of outstanding borrowings on the Revolving Credit Facility. As of September 27, 2025, we had no outstanding borrowings under the Revolving Credit Facility and $75.0 million was available for future borrowing.

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

As of September 27, 2025, we had $281.1 million of outstanding borrowings under the Term Loan.

Share Repurchase Program

On May 10, 2022, our Board approved a stock repurchase program (the “Repurchase Program”), which authorized us to repurchase up to $100 million of our shares of common stock by May 2025. We did not repurchase any shares of our common stock during the three fiscal quarters ended September 27, 2025, and our Repurchase Program expired on May 10, 2025. We do not have an effective stock repurchase program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Fiscal Quarters Ended
	September 27, 2025	September 28, 2024

	(in thousands)
Net cash provided by operating activities	$40,121	$55,150
Net cash used in investing activities	(21,094)	(77,907)
Net cash used in financing activities	(4,918)	(20,198)
Effect of exchange rate changes on cash	11	54
Net increase (decrease) in cash	$14,120	$(42,901)

Operating Activities

During the three fiscal quarters ended September 27, 2025, operating activities provided $40.1 million of cash. Net income, after adjustments for non-cash items, provided cash of $67.3 million. Cash provided by operating activities was partially reduced by changes in our operating assets and liabilities, which used $27.1 million. Net cash used by changes in our operating assets and liabilities for the three fiscal quarters ended September 27, 2025 consisted primarily of a $50.4 million increase in trade receivables, a $5.6 million increase in income tax receivable, a $0.8 million increase in prepaid expenses and other current assets, a $0.5 million decrease in other long-term liabilities and a $0.2 million increase in other assets, partially offset by a $16.3 million increase in accounts payable, a $7.3 million decrease in inventories and a $6.7 million increase in accrued expenses and other current liabilities. The change in trade receivables was primarily driven by the increase and timing of net sales and the change in accounts payable were primarily driven by volume of purchases and timing of payments.

During the three fiscal quarters ended September 28, 2024, operating activities provided $55.2 million of cash. Net income, after adjustments for non-cash items, provided cash of $60.3 million. Cash provided by operating activities was further impacted by changes in our operating assets and liabilities, which used $5.2 million. Net cash used by changes in our operating assets and liabilities for the three fiscal quarters ended September 28, 2024 consisted primarily of a $35.6 million increase in trade receivables, a $6.6 million increase in income tax receivable, a $2.3 million increase in prepaid expenses and other current assets and a $0.6 million increase in other long-term liabilities, partially offset by a $25.5 million decrease in inventories, a $10.4 million increase in accounts payable, a $3.4 million increase in accrued expenses and other current liabilities, and a $0.6 million decrease in other assets. The change in trade receivables was primarily driven by the timing of net sales, the change in inventories was driven by efforts to meet a reduced demand outlook while maintaining lead times and service levels and the changes in accounts payable were primarily driven by volume of purchases and timing of payments.

Investing Activities

During the three fiscal quarters ended September 27, 2025, investing activities used $21.1 million of cash, consisting of purchases of property and equipment for $16.2 million and the acquisition of two of our autocover dealers of $4.9 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, as well as on-going strategic initiatives such as digital transformation.

During the three fiscal quarters ended September 28, 2024, investing activities used $77.9 million of cash, consisting of our acquisition of Coverstar Central for cash consideration of $64.0 million, net of cash acquired, and purchases of property and equipment for $13.9 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, the majority of which related to finishing up carryover projects from the prior fiscal year.

Financing Activities

During the three fiscal quarters ended September 27, 2025, financing activities used $4.9 million of cash, primarily consisting of common stock withheld for taxes on restricted stock units of $2.7 million, Term Loan payments of $1.6 million and repayments of finance lease obligations of $0.6 million.

During the three fiscal quarters ended September 28, 2024, financing activities used $20.2 million of cash, primarily consisting of repayments on long-term debt borrowings of $19.6 million and repayments of finance lease obligations of $0.6 million.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the three fiscal quarters ended September 27, 2025 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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

During the three fiscal quarters ended September 27, 2025, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

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

An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of September 27, 2025, would cause an increase or decrease to annual interest expense, net of approximately $1.4 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 27, 2025.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims, some of which may be covered by insurance. Currently, there are no legal proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended September 27, 2025. However, the results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of legal proceedings.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the fiscal quarter ended September 27, 2025, none of the Company’s directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement.”

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

10.1*†	Latham Group, Inc. Amended and Restated Non-Employee Director Compensation Plan
10.2*†	First Amended Latham Pool Products, Inc. Officer Severance Plan, dated August 1, 2025
10.3*†	Form of Nonqualified Option Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025
10.4*†	Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025
10.5*†	Form of Restricted Stock Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025
10.6*†	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025
10.7*†	Form of Stock Appreciation Right Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       November 5, 2025

LATHAM GROUP, INC.

/s/ Oliver C. Gloe
Oliver C. Gloe
Chief Financial Officer
(Principal Financial Officer)