Form 10-K
period 2025-12-31
Latham Group, Inc.
filed 2026-03-04
CIK 1833197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market on June 27, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $304,679,669. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers, directors and holders of 10% or more of its common stock.
As of February 27, 2026, 116,766,927 shares of the registrant’s common stock, $0.0001 par value were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
We are the largest designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. We hold the leading position in North America in every product category in which we compete. It is our view that we are the most sought-after brand in the pool industry. We are Latham, The Pool CompanyTM.
With an operating history that spans over 70 years, we offer the industry’s broadest portfolio of pools and related products, including in-ground swimming pools, pool covers, and pool liners.
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
Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 15 years. We support our dealer network with business development tools, co-branded marketing programs, and in-house training.
The full resources of our Company are dedicated to designing and manufacturing high-quality pool products, with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers.
Our operations consist of approximately 1,850 employees on average across approximately 30 locations. The broad geographic reach of our national manufacturing and distribution network allows us to service our customers on short lead times and to deliver our products in a cost-effective manner. Our mission is to design and manufacture high-quality pool products, with the homeowner in mind, and to be a value-added partner to our dealers.
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
Demand for our products has also been affected by the level of interest rates and the availability of credit, consumer confidence and ability and willingness to spend, housing affordability, demographic trends, employment levels, tariffs and other macroeconomic factors that may influence the extent to which consumers engage in renovations to their backyard, including pool installation projects to enhance the outdoor living spaces of their homes.
Fiberglass pools are underpenetrated in the United States residential in-ground swimming pool market relative to other geographic markets, such as Canada, Australia, New Zealand, and Western Europe. A conversion to fiberglass pools from legacy pool construction materials is being driven by greater homeowner awareness of the benefits of fiberglass products. As a result of material conversion away from legacy pool construction materials such as concrete, market growth of fiberglass pool starts in the United States is meaningfully outpacing that of the broader in-ground swimming pool market. Despite this growth, fiberglass pools still have significant runway for growth in the United States relative to comparable international markets.
The benefits of fiberglass products include:
•Lower up-front and lifecycle costs. Fiberglass pools cost less and have lower operating and repair expenses compared to concrete pools.

•Faster and easier installation. Fiberglass pools can be installed in as little as two to three days, compared to three or more months for concrete pools of comparable size.
•Premium quality and aesthetics. We believe our fiberglass pool offering is the most attractive on the market. Our special finishing process allows a smooth and lustrous finish for traction where you need it, such as steps.
•Less chemicals. The smooth non-porous finish of fiberglass significantly reduces the need for harsh chemicals to treat the pool. It also allows homeowners to opt for an eye- and skin-friendly saltwater pool, without concern for corrosion.
•Lifetime warranty. Our fiberglass pools are guaranteed to the original purchaser for a lifetime and do not need to be resurfaced or repainted every eight to ten years like legacy materials such as concrete.
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
Growth Strategy
Accelerate Fiberglass Material Conversion through Unique Market Positioning
As the leader in the fiberglass pool product category, we are driving the material conversion, especially from concrete pools to fiberglass, by educating both homeowners and dealer partners about the superior benefits of fiberglass. The benefits include lower up-front and lifecycle costs, faster and easier installation, better quality and fewer chemicals. Additionally, the connectivity we have built with our homeowners has provided us with the insights needed to stay ahead of homeowner demand trends that shape our market.
Drive Fiberglass and Automatic Safety Cover Adoption in the Sand States
In 2025, the Sand States (which we define as Florida, Texas, Arizona and California) accounted for approximately two-thirds of the pool starts in the United States where fiberglass pools are underrepresented. This provides a clear opportunity for our market share expansion and our goals in executing this strategy are to expand our pool dealer base, target master planned communities, align our product offerings with market demand, and address our marketing campaigns specifically to consumers and builders in these regions. Our primary focus in the Sand States is driving the conversion to fiberglass pools from concrete but we also see this as an opportunity to increase awareness and adoption of automatic safety covers.
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
Strategic Acquisitions that Enhance the Latham Platform
The pool industry offers attractive opportunities for strategic acquisitions to drive consolidation and expand our product offering. We have historically undertaken strategic acquisitions to expand our geographic reach within the United States and internationally, enhance our product portfolio, and drive operational efficiencies. For example, in August 2024, we acquired Coverstar Central, LLC (“Coverstar Central”), our exclusive dealer of automatic safety covers in 29 states and, in February 2025 followed with the acquisition of two smaller Coverstar dealers in New York and Tennessee. With key integration activities complete, our revenue synergy initiatives are underway through an integrated marketing and sales strategy to effectively reach the builder and consumer markets. We will continue to focus on acquiring high-quality, market-leading businesses with teams, capabilities, and technologies that are complementary to our existing offerings and that enable us to better serve homeowners and dealer partners.
Products
Our residential pool product portfolio is highly complementary and allows us to provide a wide-range of solutions to our homeowners. Our products are recognized by homeowners, dealers, and distributors for their quality, durability, performance, compelling value proposition, ease of installation and diverse style and design options. Our broad and compelling product offering and our connectivity with homeowners have been critical in achieving the leading position in North America in every pool product category in which we compete. Below is a summary of our products.
In-ground Swimming Pools
Fiberglass Pools
We are the largest fiberglass pool manufacturer in North America, Australia and New Zealand. Demand for our fiberglass pools is driven by both material conversion from legacy pool construction materials, especially concrete, and the long-term value that our pools deliver to our homeowners through lower up-front and lifecycle costs, faster and easier installation, better quality and fewer chemicals. Our fiberglass pools can be installed in as little as two to three days, compared to three months or more for comparable concrete pools. We offer an extensive portfolio of fiberglass pools with customizable features that include unique colors, elaborate finishes, floor mosaics, lighting options, water features, in-floor cleaning, tanning ledges, and spillover spas. Our pools come in a variety of different shapes and sizes and are known by homeowners for their premium quality and aesthetics. Our innovative product portfolio is made up of a fiberglass, carbon fiber and Kevlar build and is backed by a lifetime warranty to the original purchaser, providing our homeowners with peace of mind and security.

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
All-Season Pool Covers
Our winterizing mesh and solid pool covers are used during the off-season, reducing maintenance requirements for our homeowners. While these covers extend the lives of our homeowners’ pools, they typically need to be replaced every eight to ten years, providing us with replacement revenue. Since our covers can be used for any pool, regardless of materials, shape, or size, we are able to replace covers for both our legacy homeowners and homeowners previously served by smaller, regional manufacturers.
Liners
We are the largest pool liner manufacturer in the North American residential in-ground swimming pool market, serving a market with large, non-discretionary replacement demand. Vinyl liners are a required component for the interior surface of a vinyl pool and our liners are highly customizable in shape, size, color, and pattern. Vinyl liners typically need to be replaced every eight to ten years. Replacement vinyl liners provide us with a significant source of stable recurring revenue.
Brands
In North America, we operate under one banner, Latham, The Pool CompanyTM. Our literature for dealers, marketing materials, our website, social media, advertising and promotion and our co-branding of dealer premises each reflect the Latham branding. Our sub-brands, which sit under the Latham master brand, include NarellanTM, CoverStarTM, Radiant, and GLI, among others.

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
In order to strengthen our relationship with our most loyal dealer partners, we have implemented our “Latham Grand” dealer program, whereby we have secured exclusivity with over 375 of our largest dealers in North America. We also have a strong distribution network with over 475 distributor branch locations that represent our products. Through our significant investment in partnerships with dealers and distributors and our consumer-oriented marketing efforts, we have created a “push and pull” dynamic for our products in the marketplace.
Our agreements with our Latham Grand dealers provide for various benefits to the dealers, such as early access to customer leads, access to in-store advertising and exterior branding, basic and advanced installation training sessions, a dedicated and customized website landing page, technical support, early access to new models, and other sales support. Latham Grand dealers agree to feature us as their exclusive provider of fiberglass pools. Latham Grand dealers also, among other things, receive fiberglass training and provide the highest level of customer satisfaction for installation. Each Latham Grand dealer operates in specified territories, and our agreements with our Latham Grand dealers are generally perpetual and terminable at will by both parties.
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
We have long-term relationships with both our dealers and distributors. Our largest distributor, which provides valuable local market support with a network of over 300 locations, accounted for 22.6% of our net sales in 2025, 21.0% of our net sales in 2024, and 20.3% of our net sales in 2023. We have maintained a strong relationship with our largest distributor for over 25 years, as well as with the distributor’s nationwide network of operators, who are responsible for daily operations and purchasing decisions. Our top ten dealer and distributor relationships accounted for 49.0% of our net sales in 2025, 42.8% of our net sales in 2024, and 40.4% of our net sales in 2023.
Manufacturing
We are a global manufacturer with manufacturing sites in the United States, Canada, Australia and New Zealand, delivering quality products with a competitive cost position. Our manufacturing processes require significant capital investment and expertise. We have continuously invested to expand our manufacturing capacity and to improve our manufacturing processes for efficiency and consistency. In particular, we have implemented significant value engineering and lean manufacturing initiatives in the last two years. We have sufficient capacity and capability to support our growth targets over the next several years. We are in the middle of our digital transformation effort to upgrade our enterprise technology and resource planning systems. We use our own fleet of trucks and drivers, as well as third-party common carriers to ship our finished products.
In-ground Swimming Pools
The manufacture of fiberglass pools requires highly specialized equipment and a technically skilled workforce. We manufacture fiberglass pools by applying various layers of materials onto a mold, ending with the fiberglass finish that gives these pools their name. We have the largest mold portfolio in the industry, designed to meet customer needs.
Our fiberglass pools are engineered through a seven‑layer composite construction process designed to maximize structural integrity, durability, and long‑term performance. Using advanced Finite Element Analysis, we model real‑world forces such as hydrostatic pressure, soil loads, thermal effects, and vibration to identify and eliminate potential stress points before manufacturing begins. This engineering‑driven validation is paired with our Technology for Manufacturing system, which provides real‑time monitoring of resin and fiberglass usage to ensure each layer is applied with precise thickness and optimal material ratios. Together, these methods create a highly controlled, data‑driven manufacturing process that delivers consistent strength, dimensional stability, and superior overall quality.

Our coast-to-coast network of facilities allows us to be within a close proximity to our customers with industry leading lead times and lower transportation costs. This is a key competitive advantage as transportation costs of fiberglass pools become increasingly expensive with longer shipping distances. We have our own fleet of delivery vehicles and drivers, who complement our third-party distributor partners and ensure timely delivery during the peak building season. Once our fiberglass pools are delivered to their destination, our dealers provide quality installation and support to homeowners.
The manufacture of our custom vinyl pools requires different techniques based on the product type. For our polymer wall vinyl pools, we have a facility that produces all of our polymer panels on structural foam equipment, which requires unique and specialized molds for each panel, as well as a system to inject the resin into the molds. Our highly-engineered plastic molding machines provide us the leading-edge capability to mold high-quality structural panels in customized, proprietary shapes. For our steel panel vinyl pools, we have various processes and highly-engineered and automated metal processing machines that have the capability to convert flat coil steel through various steps into panels that have been punched, bent, seamed, welded, and stacked. The use of a multi-head “soft” tooling cartridge allows simple and fast change-over times and high tolerance performance. We also have customized jigs and equipment to produce special sized panels as needed.
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
Our all-season pool cover manufacturing facilities cut, sew, and build precisely designed and engineered all-season pool covers that are made to order and shipped at industry leading service levels. Our manufacturing facilities employ specialized techniques to include precision cutting and reinforced stitching. Our manufacturing capabilities and experience allow us to build highly customized all-season pool covers in any size, shape and configuration of a swimming pool.

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
Raw Materials and Suppliers
We utilize a centralized sourcing model that includes a dedicated team of procurement professionals so that we can coordinate and leverage our purchases across a diverse supplier base. Our centralized sourcing model focuses on ensuring best in class product quality, achieving competitive costs and ensuring supply availability. The manufacturing facilities coordinate all material deliveries with respect to volume and timing to ensure proper alignment between consumption and working capital programs. In particular, we have implemented enhanced procurement programs to further diversify our supplier base in the last two years. In 2025, we purchased supplies from 233 suppliers, with 60% of supplies being purchased from our top ten suppliers and 12% of supplies being purchased from our largest supplier.

The primary raw materials used in our products are PVC, galvanized steel, fiberglass, aluminum, various resins, high impact polystyrene, gelcoat and polypropylene fabric. Our supply agreements with key suppliers are typically negotiated on an annual basis. The cost of the raw materials used in our manufacturing processes has historically varied and has been affected by changes in supply and demand. We have minimal fixed-price contracts with our major vendors. Prices for spot market purchases are negotiated on a continuous basis. Other than opportunistic strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Changes in prices of our raw materials have a direct impact on our cost of sales.
We strive to maintain strong and collaborative relationships with our suppliers and believe that the sources for these inputs are well-established, generally available on world markets, and in sufficient quantity. We generally do not undertake defined purchase agreements requiring fixed commitments or “take or pay” requirements with our suppliers. If one or more suppliers were unable to satisfy our requirements for particular raw materials, we believe alternative sources of supply would be available, although we could experience a disruption to our operations as alternative suppliers are identified and qualified and new supply arrangements are entered into. See “Risk Factors — Risks Related to Our Operations and Industry — We depend on a global network of third-party suppliers to provide components and raw materials essential to the manufacturing of our pools and price increases or deviations in the quantity or quality of the raw materials used to manufacture our products could adversely affect our net sales and operating results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance— Cost and Availability of Materials.”
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
Our continued investment in consumer engagement has been a key driver of our historical sales growth. We are generating our own leads, including via our online platform, mobile app, and dedicated marketing and promotional activities. This allows us to provide high quality, purchase-ready leads to our dealer partners. Our new digital platform engages the consumer early in the pool buying process and facilitates the buying journey from inspiration and design to a Latham pool purchase. Our Latham Augmented Reality Pool Visualizer app, along with our website, allow homeowners to re-imagine their outdoor living spaces and directly connects them to a dealer of our choice. For example, our website has visualization tools that allow homeowners to browse through the variety of pool shapes, sizes, colors, patterns, details, and specifications that we offer to choose their pool or their pool liner. Once chosen, homeowners can save the illustrated PDF file and take it to a local dealer to purchase. In addition, our Latham Augmented Reality Pool Visualizer app provides the technology for homeowners to visualize a Latham pool in their own backyard. The interactive nature allows homeowners to compare a variety of pool types and shapes and, when ready, directly contact a dealer without leaving the Latham app.
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
Through focused demonstrations, education, product training, and other sales support efforts, we are helping our dealers to increase lead conversion rates and quality installations, thereby driving the consumer demand. We established “Latham University” in Zephyrhills, Florida, where we provide both start-up training and education on fiberglass pool advantages and best practices, sales training, and advanced pool installation to our dealers. Additionally, we provide on-site installation assistance to our new dealer partners on their initial fiberglass pool installation. We also offer Measure by Latham ("Measure"), a proprietary advanced AI-powered device that significantly reduces dealer time and error in measuring swimming pool safety covers. Measure is an end-to-end solution that provides dealers with a simple, cost-effective user experience, high-performance measuring accuracy, and a modernized ordering process. In 2025, we added the capability to measure vinyl liners with our MeasurePro tool and our mobile app, MeasureGo.
To facilitate the decision to buy, we offer warranties for our products. In addition, to assist consumers in financing their pool purchase, we connect them to specialist pool financing providers with which we partner.

Competition
We hold the leading position in North America in every product category in which we compete. We compete with regional and local manufacturers on the basis of a number of considerations, including brand recognition and loyalty, quality, performance, product characteristics, marketing, product development, sales and distribution, and price. We believe we compete favorably with respect to these factors through our differentiated consumer value proposition; brand, breadth and quality of our product portfolio, national manufacturing footprint in the United States, and large network of dealers.
An alternative to vinyl and fiberglass pools are concrete pools, which are built in the ground and are constructed by pouring concrete over steel rods to create the shell of the pool. Concrete pools require frequent and more costly maintenance than fiberglass. Based on our knowledge of our dealers, we believe it takes three months or more to install a concrete pool compared to two to three days for fiberglass. We do not participate in the concrete pool market other than to provide automatic safety covers and all-season pool covers for concrete pools. We believe that the ongoing shift in material from concrete to fiberglass in North America will favor our business. See “Risk Factors—Risks Related to Our Operations and Industry—We face competition both from within our industry and from other outdoor living products and if we are not able to compete effectively, our prospects for future success will be jeopardized.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Volume of Products Sold.”
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
Acquisitions and Partnerships
We have made seven strategic acquisitions and one strategic investment since 2019: the purchase of Coverstar Central, an automatic safety cover dealer, in August 2024, followed shortly after by the purchase of two smaller Coverstar dealers in New York and Tennessee in February 2025; the purchase of certain fiberglass pool manufacturing assets in Seminole, Oklahoma, in November 2022; the purchase of Radiant Pools, a manufacturer of vinyl-lined and aluminum-walled swimming pools, in November 2021; the purchase of GLI, a vinyl liner and all-season pool cover manufacturer based in Ohio, in October 2020; and the purchase of Narellan, a manufacturer of fiberglass pools in Australia and New Zealand, in May 2019. We also made a strategic investment in October 2020 by acquiring a minority interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools. We anticipate that we will continue to look to grow our portfolio of outdoor living products through further acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Our Performance — Acquisitions and Partnerships.”

Human Capital Resources
As of December 31, 2025, we had 1,804 full-time employees, of whom 137 were based outside of North America.
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
Employee Engagement and Inclusion
Employee engagement and inclusion, and belonging are fundamental principles in our culture. We are committed to fostering, cultivating, celebrating, and preserving a culture of belonging among our employees, customers, and suppliers. Latham’s initiatives include, but are not limited to, our practices and policies on recruitment and selection; compensation; benefits plan design; professional development and training; promotions; transfers; internal communications; social and recreational programs; terminations; and both ongoing development of a work environment that encourages and enforces respectful communication, teamwork, work/life balance, and engaging in community efforts.
Health, Safety and Wellness
Our health and safety policies and practices include an employee training and competency development program to regularly train, verify, and encourage compliance with health and safety procedures and regulations. We regularly monitor our total recordable incident rate and review workplace injury and claims trends monthly to identify areas of focus and opportunities for implementing new programs to protect our employees. We employ an environmental, health, and safety team that is responsible for managing, auditing, and executing unified, companywide safety and compliance programs, as well as working directly with site leadership and associates on safety awareness, reports, and preventative measures.
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
Sustainability
To achieve long-term success as a business, we recognize the need to align our business strategy and priorities with the expectations of our stakeholders, and our ambition is to lead our industry towards a more sustainable future. Since launching our formal sustainability program in 2021 we have worked with independent consultants to assess our sustainability performance, benchmark our efforts against our competitors, and establish and implement a comprehensive strategy to manage sustainability risks and opportunities effectively.
Our Board of Directors (“Board”) views oversight and effective management of sustainability related risks and opportunities as essential to the Company’s ability to execute its strategy and achieve long-term sustainable growth. Our management team develops sustainability strategy and related goals and policies through a sustainability working group, and our sustainability program is overseen by the Nominating and Corporate Governance Committee of our Board. The working group is a cross-functional team managing the day-to-day implementation of Company initiatives and accountability for performance. Our Nominating and Corporate Governance Committee reviews the Company’s progress towards the achievement of its sustainability strategy and goals on a periodic basis.
Beginning in 2022, we published an annual sustainability report highlighting our progress in each of the priority sustainability topics and actions that are most relevant to our business and our stakeholders that were determined by a materiality assessment conducted in 2021. We have since published, and plan to continue to publish, an annual sustainability report to update our stakeholders on our ongoing journey.
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
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K (this “Annual Report” or “report”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, acquisitions and related benefits, the implementation of our cost reduction plans and expected benefits, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,”

“possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under the section of this Annual Report titled “Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report, or as described on other subsequent reports we file or furnish with the SEC. For similar reasons, our past results may not be a reliable indicator of future performance or trends. We encourage you to read this report and our other filings with the SEC carefully. You also should be aware that these risk factors and other information do not describe every risk that we face. New emerging risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time that may impair our business, financial condition, results of operations and cash flows. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.
These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report or the date specified herein, and we have based these forward-looking statements on our current expectations and projections about future events and trends. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report. We anticipate that subsequent events and developments will cause our views to change. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.
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

Risk Factors Summary
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described below. These risks include, but are not limited to, the following:

•potential cyber-attacks or system failures on our information technology infrastructure;
•global and domestic political uncertainty and instability resulting in changes in international trade relationships and financial market volatility could make it more difficult for us to access financing and adversely affect our business and operations;
•inflationary impacts, including on our costs of labor, raw materials and services and on consumer demand for pool products;
•the impact of trade policies, including tariffs, on products, raw materials and components we import into the U.S.;
•catastrophic events such as natural disasters, including those resulting from earthquakes, wildfires and floods, war, terrorism, public health emergencies such as pandemics;
•adverse weather conditions impacting our sales and timing of sales;
•interruption of our production capability at one or more of our manufacturing facilities from accident, fire, calamity or other causes or events affecting the global economy;
•adverse economic conditions and the related impact on consumer spending and demand for our products;

•our ability to keep pace with and integrate into our operations rapidly evolving technological developments and standards, such as artificial intelligence;
•compliance with new and existing government regulations;
•declining home ownership rates adversely affecting demand for our products;
•delays in, or systems disruptions issues caused by, the implementation of our enterprise resource planning system;
•our reliance on global third-party suppliers and related impact on price, quality and quantity of raw materials;
•competition that we face;
•our ability to generate sufficient cash flow to satisfy our debt service obligations;
•product quality issues, warranty claims, installation or safety concerns and other claims, including those due to the failure of builders to follow our product installation instructions and specifications and our installation of autocovers;
•our ability to realize the anticipated growth opportunities and cost synergies from acquisitions;
•our ability to attract, develop and retain highly qualified personnel;
•pricing pressures resulting from industry consolidation;
•our ability to collect accounts receivables from our customers;
•our ability to obtain, maintain and enforce intellectual property protection for our current and future products, and third-party claims against us for violation of their intellectual property;
•the risks of doing business internationally;
•possible impairments to our goodwill, other intangible assets or fixed assets; and
•the other factors set forth under “Risk Factors.”

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

Exposure to various types of cybersecurity threats such as malware, phishing, computer viruses, worms, ransomware attacks or other malicious acts, as well as human error, also could potentially disrupt our operations, lead to unauthorized payments or result in a significant interruption in the delivery of our goods and services. As with most companies, we have experienced cybersecurity threats, attempts to breach our systems and other similar incidents, none of which were material to our operations or financial results in 2025. It is possible that cyber attackers could compromise our security measures and obtain the personal and/or confidential information of the customers, employees, and suppliers that we hold or our business information. Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated and may not immediately produce signs of intrusion. The development of AI technologies may exacerbate these risks. Moreover, such cybersecurity threats may disrupt access to our and/or our suppliers’ networks and systems. Such disruptions could result in delays or cancellations of customer orders, delays or interruptions in the shipment of orders, lower net sales, increased insurance costs, litigation, increased regulatory oversight and additional investments by the Company in threat prevention technology. In addition, cybersecurity threats may cause us to incur significant remediation costs, result in delays and disruptions to key business operations, damage business relationships or our reputation or divert attention of management and key information technology resources. With some employees working remotely, there may be increased opportunities for unauthorized access and cybersecurity threats. Additionally, while we perform due diligence prior to acquisitions and take actions to safeguard the businesses that we acquire, these businesses may not have invested as significantly as we do in security and technology and may be more susceptible to cyber-attacks, which may make us more vulnerable to cyber-attacks as well. Further, the United States government has warned of the potential risk of Russian cybersecurity threats stemming from the ongoing Russian-Ukraine conflict as well as ongoing threats from other state actors such as China. The occurrence of any cybersecurity incident or security breach could also subject us to liability, expose us to significant expense, and cause significant harm to our reputation and our business.

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

Advances in computer and software capabilities, encryption technology and other discoveries such as generative and agentic AI increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone sales.

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

Global political uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts could make it more difficult for us to access financing and could adversely affect our business and operations.

Political uncertainty, an increase in trade protectionism or geopolitical conflict could have a material adverse effect on global macroeconomic activities and trade and adversely affect our business, results of operations and financial condition.

The rise of economic nationalist sentiments, trade protectionism and geopolitical security has led to increasing political uncertainty and unpredictability throughout the world. Additionally, there can be no assurance that additional or new trade tensions, imposition of import and export restrictions and tariffs will not arise between various trade partners. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade or national security issues, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, results of operation and financial condition.

Increased trade protectionism or the perception that it may occur could materially adversely affect our business. Increasing trade protectionism may cause an increase in the cost of products exported from regions globally, the length of time required to transport products, and the risks associated with exporting products. Such increases may have an adverse impact on our business, operating schedule and financial condition. If the current global economy or outlook is undermined by downside risks and there is a prolonged economic downturn, governments may resort to new or enhanced trade barriers to protect their domestic industries against imports, thereby depressing demand.

Protectionist developments or adverse international political tensions or developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Increasing trade protectionism in the markets could increase the risks associated with exporting goods to such markets. These developments could have a material adverse effect on our business, results of operations and financial condition.

Inflation could adversely impact our financial condition and results of operations.

Higher costs of labor, goods and services, and could continue to cause costs to increase as well as scarcity of certain products. The imposition of tariffs on products and materials by the United States and other countries may negatively impact current inflation rates for an extended period of time, result in increases to our operating costs and negatively impact our business. See “—Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition, and results of operations.” There is substantial risk that inflation will escalate should these tariffs, and the potential imposition of tariffs by the Trump administration on additional countries, continue for an extended period of time.

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

We procure certain raw materials and components we use in the manufacturing of our products directly or indirectly from outside of the U.S. We also import finished products into the U.S. from our Canadian production facility in Kingston, Ontario. The imposition of or increase in tariffs on raw materials such as steel and aluminum, the imposition of or increase in tariffs on finished products that we import, and other potential changes in U.S. and global trade policy could substantially increase the cost of and limit the availability of raw materials or our finished products. The variability and complexity of tariffs and duties exposes us to the risk of higher costs and inadvertent noncompliance associated with our imported products. Tariffs and retaliatory tariffs announced by the U.S. and other countries could impact the cost of certain of our raw materials and finished products, the implementation, size and timing of which remain uncertain and rapidly evolving. The implementation of these tariffs and future tariffs, or any changes in trade policies that have a similar effect, or the threat of any of the foregoing, could result in further interruptions in the supply chain. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs or availability of products and raw materials associated with tariffs and other similar trade policies, our business, financial condition and operating results could be materially adversely affected.

Catastrophic events, including earthquakes, wildfires, floods, war, terrorism, public health emergencies, or other such events could adversely affect our business. financial condition and results of operations.

Our operations and financial results have been, and may be in the future, adversely impacted by local, regional, national or global catastrophic events or extraordinary circumstances, such as: natural or environmental disasters; weather events; public health emergencies, epidemics or pandemics; other serious disruption to our facilities due to fire, flood, hurricane, earthquake, war, acts of terrorism, civil insurrection or social unrest; political uncertainty; and regional or global conflicts, including the conflicts in the Middle East and Ukraine. Any such event could disrupt our supply chain, our ability to manufacture and deliver our products, and our dealers’ and distributors’ ability to install our products, as well as adversely impact customer demand for our products. Further, such events could also adversely impact consumer discretionary spending, and resulting in a macroeconomic downturn and disruption in the financial markets. Given the seasonality inherent in our business, the impact of such events or circumstances on our business would be particularly severe if the timing coincides with the peak months of swimming pool use and pool installation and maintenance. Our response and the response of other impacted persons to any such event may result in an increase in our operating costs and require significant management resources, and we could incur impairment expense for any impacted assets.

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

Consumer discretionary spending affects our sales of swimming pools and related products and is impacted by factors outside of our control, including general economic conditions, housing affordability, demographic trends, employment rates and wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and spending and to the availability of credit . In particular, we believe that the availability of credit is an important factor enabling the purchase of new pools because a significant percentage of consumers finance their pool installations. The continued combination of higher interest rates and inflation have reduced the affordability of mortgages and increased the cost of home improvement projects. Tightening consumer credit or increases in interest rates could reduce the number of consumers that obtain financing for pools, which would negatively impact our sales. In economic downturns such as we experienced in 2024 and 2025, and which is expected to continue into 2026, the demand for swimming pools and related products has declined and we expect that such demand will be constrained in the future until we see a recovery in discretionary consumer spending among pool eligible households.

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

To be successful in our industry, we must keep pace with technological developments and innovations (such as the use of artificial intelligence (“AI”) and machine learning) and evolving industry standards. For example, in 2025, we continued the roll-out of Measure, a proprietary advanced AI-powered device that significantly reduces dealer time and error in measuring swimming pool safety covers. If we are unable to provide enhancements and new features and develop new products that achieve market acceptance or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed. For example, we believe our introduction of Latham Measure, which employs AI technology, has the potential disrupt competition in the market for safety covers and liners. If our competitors more successfully incorporate AI into their products and achieve higher market acceptance of their AI solutions than we can our ability to compete effectively could be impaired which may adversely effect our results of operations. Further, the development, adoption, and uses for generative and agentic AI technologies is rapidly evolving and ineffective or inadequate AI development or deployment practices by the Company or our third-party vendors could result in unintended consequences, which could impact our future growth and increase our costs and liability risk. For example, the use of artificial intelligence has the potential to result in bias, miscalculations, data errors and other unintended consequences. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs, and we cannot be sure that our use of AI will increase efficiency or provide any other benefits. Further, the use of AI tools may unintentionally compromise confidential or sensitive information, put our intellectual property at risk, or subject us to claims related to data privacy management or intellectual property infringement. It is also possible that the AI tools we use may negatively affect our reputation, disrupt our operations, or have a material adverse impact on our business, financial condition, and results of operations.

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

The foregoing risks are heightened with respect to our largest supplier, which accounted for 12% of our purchased supplies in 2025, and our top ten suppliers, which accounted for 60% of our purchased supplies in 2025.

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

Installation services for our pool products for homeowners is provided by us in the case of our autocover products and our dealers and other third party installers. We provide dealer and third party installers with pool installation specifications, instructions and training. To the extent that our specifications and instructions are not adhered to by the installer, our pools may be damaged or not function properly leading to homeowner dissatisfaction. While the Company disclaims responsibility for faulty installation by dealers and other installers, dissatisfied homeowners may bring warranty or legal claims against us which can cause the Company to incur legal fees and adversely affect our insurance costs. The defense of such claims can also be a distraction to management and to our warranty team, as well as cause reputational harm. Following the acquisition of CoverStar Central in August 2024, we are now directly involved in the installation of autocovers for some homeowners, and we may be subject to direct customer claims based on dissatisfaction with the installation of our autocovers.

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

These risks are heightened with respect to our largest customer, which accounted for 22.6% of our net sales in 2025, and our top ten dealers and distributors, which accounted for 49.0% of our net sales in 2025. A reduction in sales to our customers, particularly the loss of, or a reduction in sales to, our largest customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, which accounted for 15.4% of our net sales in 2025 and a significant portion of our purchased supplies, expose us to certain additional risks, including:

•difficulty in staffing international subsidiary operations and increased costs of managing international operations;
•different political, economic, and regulatory conditions;
•local laws and customs and enforcement thereof;
•violations of anti-bribery and anti-corruption laws, such as the United States Foreign Corrupt Practices Act;
•violations of economic sanctions laws, such as the regulations enforced by the U.S. Department of The Treasury’s Office of Foreign Assets Control;

•tariffs and other import/export trade restrictions;
•currency fluctuations;
•limitations on our ability to enforce legal rights and remedies with third parties or partners outside the United States;
•foreign investment and cash repatriation regulations;
•adverse tax consequences; and
•dependence on other economies.

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

We had approximately $155.2 million of goodwill and $268.1 million of intangible assets, net on our consolidated balance sheet as of December 31, 2025, which represented 18.9% and 32.6% of our total assets, respectively, as of such date. Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment, and we have elected to conduct this test on the first day of the fourth quarter. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangible assets or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a sustained decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Under GAAP, if we determine that goodwill, other intangible assets or fixed assets are impaired, we will be required to write down these assets to fair value. Any write-down would have a negative effect on our consolidated financial statements and may be material. Based on the results of the assessment performed for our one reporting unit, we determined that goodwill was not impaired at September 28, 2025. However, if factors exist that could indicate an impairment in the future, including a sustained decrease in our stock price, we may be required to record impairment charges in future periods.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2025, we have $279.8 million face value of indebtedness in the form of the Term Loan outstanding under the Credit Agreement and $75.0 million of availability under the Revolving Credit Facility under the Credit Agreement (each as defined below). Our obligations under the Credit Agreement are secured by substantially all of our and our subsidiaries’ assets. Subject to the limits contained in the Credit Agreement, we may incur additional debt from time to time to finance capital expenditures, investments, acquisitions, or for other purposes. If we do incur substantial additional debt, the risks related to our level of debt could intensify. Specifically, our level of indebtedness could have important consequences, including:

•limiting our ability to obtain additional financing to fund capital expenditures, investments, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flow to be dedicated to payments to service our indebtedness instead of other purposes, thereby reducing the amount of cash flow available for capital expenditures, investments, acquisitions and other general corporate purposes;
•increasing our vulnerability to and the potential impact of adverse changes in general economic, industry and competitive conditions;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and
•increasing our costs of borrowing.

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

Unless and until we repay all outstanding borrowings under our Credit Agreement we will remain subject to the restrictive terms of these borrowings. The Credit Agreement contains a number of covenants, including a financial covenant that requires us to maintain a certain first lien net leverage ratio if the outstanding usage under the Revolving Credit Facility (as defined below) exceeds 40% of the commitments under the Revolving Credit Facility, tested quarterly. These covenants limit the ability of certain of our subsidiaries to, among other things:

•sell assets;
•engage in mergers, acquisitions, and other business combinations;
•declare dividends or redeem or repurchase capital stock;
•incur, assume, or permit to exist additional indebtedness or guarantees;
•make loans and investments;
•incur liens; and
•enter into transactions with affiliates.

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

Our stock price has been highly volatile in recent years. Such volatility may continue in response to various factors, some of which are beyond our control, including:
•market conditions in the broader stock market;
•fluctuations in the values of companies perceived by investors to be comparable to us;
•sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including the impacts if we are no longer a controlled company;
•guidance, if any, that we may provide to the public, any changes in this guidance or our failure to meet this guidance;
•public response to press releases or other public announcements by us or third parties, including our filings with the SEC; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

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

Pamplona Capital Partners V, L.P., an investment fund managed by affiliates of Pamplona Capital Management, LLC (together with its respective subsidiaries and affiliates, “Pamplona”) and Wynnchurch Capital Partners IV, L.P. and WC Partners Executive IV, L. P. managed by affiliates of Wynnchurch Capital, L.P. (together with its respective subsidiaries and affiliates, “Wynnchurch”) are currently our majority stockholders (the “Principal Stockholders”). Affiliates of our Principal Stockholders together own approximately 60.2% of the outstanding shares of our common stock as of February 16, 2026.

In addition, Pamplona has certain Board nomination rights that may enable it to exercise substantial influence over all corporate actions. Pamplona has the right to nominate to our Board a number of designees on a sliding scale depending on Pamplona’s affiliates’ ownership of our common stock, ranging from Pamplona being able to nominate at least a majority of the total number of directors so long as its affiliates beneficially own at least 50% of the shares of our common stock to Pamplona being able to nominate at least 10% of the total number of directors as long as its affiliates beneficially own at least 5%.

Moreover, ownership of our shares by affiliates of our Principal Stockholders may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning shares of a company with a large shareholder. For example, the concentration of ownership held by our Principal Stockholders could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. In addition, our Principal Stockholders are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Our Principal Stockholders may acquire or seek to acquire assets complementary to our business that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue, and as a result, the interests of our Principal Stockholders may not coincide with the interests of our other stockholders. So long as our Principal Stockholders continue to directly or indirectly own a significant amount of our equity, our Principal Stockholders will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

Our organizational documents and Delaware law may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium on their shares.

Provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board. These provisions include:

•providing that our Board will be divided into three classes, with each class of directors serving staggered three-year terms;
•providing for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
•empowering only the Board to fill any vacancy on our Board (other than in respect of our Principal Stockholders’ directors (as defined below)), whether such vacancy occurs as a result of an increase in the number of directors or otherwise, if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;
•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
•prohibiting stockholders from acting by written consent if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders;

•to the extent permitted by law, prohibiting stockholders from calling a special meeting of stockholders if less than a majority of the voting power of our outstanding common stock is beneficially owned by our Principal Stockholders; and
•establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Information technology supports a number of our business processes, including product ordering and fulfillment, pricing, customer service, transaction processing, financial reporting, collections, and cost management. Further, our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data of the Company and third parties.
Risk Management and Strategy
We have prioritized cybersecurity risks and made investments of time and resources to mitigate this risk area. We have implemented and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data. Our risk mitigation steps include engagements with third-party service providers with expertise in cybersecurity that assist us in assessing risk, including vulnerability assessments and penetration testing, and the implementation of risk mitigation measures. We have implemented firewalls (including encryption of data, network security controls, access controls and physical security) across all of our locations and invested in intrusion detection and protection systems, email filtering and systems to mitigate the risk of phishing attacks.
As part of our cybersecurity program, we conduct mandatory training for employees on how to recognize potential cyber threats and we have communicated reporting procedures for employees to bring any such threats to the immediate attention of our IT security team. New hires and employees who join our Company as the result of acquisitions must complete this required training. Further, we test employee knowledge of our cybersecurity policies through threat simulations throughout the year.

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

As we have increased our remote workforce in recent years, our management has focused on the Company enhancing the security of remote access with trusted devices, endpoint security controls and infrastructure resiliency. As part of this process, we enhanced our security incident response procedures to address risks specific to remote working conditions. Further, as we integrate acquired organizations and their information technology systems, we assess potential vulnerabilities to cybersecurity threats and make the investments necessary to mitigate such vulnerabilities. As part of our integration process, we apply the same technical, physical and organizational measures, processes, standards and/or policies to the acquired organizations.
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
We also assess, identify and manage the material risks associated with cybersecurity threats at the enterprise level as part of our enterprise risk management ("ERM") program addressing our strategic, operational, compliance and financial risks across the organization.

As with most companies, we have experienced cyber-attacks, attempts to breach our systems and other similar incidents. We expect such incidents to continue as cyber criminals use increasingly sophisticated methods to seek to infiltrate company information technology systems. Risks from cybersecurity threats, including from prior cyber incidents, have not materially affected our Company in 2025, including our business strategy, results of operations or financial condition. We carry cyber risk insurance that provides protection against a breach or other data security incident, but such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. See “Risk Factors — Risks Related to Our Operations and Industry — We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure could adversely affect our business, financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation,” for additional discussion about cybersecurity-related risks.
Governance Oversight
Our Board oversees the Company’s cybersecurity program by receiving regular reports (or more often, if necessary) from our Chief Executive Officer and our combined Chief Information Officer and Chief Information Security Officer (our “CIO/CISO”) on potential threats (including emerging risks) and any incidents, and the measures we have taken to prevent and to mitigate the impact of cyber-attacks on our systems. Our Board also reviews the efficacy of our cybersecurity program, the status of key information security initiatives, and approves, as appropriate, reasonable investments to enhance the protection of our information technology systems. Our management team and Board conduct simulation exercises to test our level of preparedness to respond to potential cybersecurity threats.

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
Item 2. Properties
As of December 31, 2025, we have approximately 30 locations across the United States, Canada, New Zealand and Australia, which are primarily for manufacturing, warehouse, storage and office space. Our headquarters is located in Latham, New York. We have a coast to coast network of nine fiberglass plants across continental North America and an additional three fiberglass plants in Australia and New Zealand. We lease most of these properties and/or own a portion of these properties.
We believe our facilities are adequate and suitable for our current needs.
Item 3. Legal Proceedings
From time to time, we may be involved in legal proceedings in the ordinary course of business, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims, some of which may be covered by insurance. Currently, there are no legal proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fourth quarter of the year ended December 31, 2025. However, the results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Stockholders
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “SWIM” since April 23, 2021. Prior to that date, there was no public trading market for our common stock. On December 31, 2025, there were 21 registered holders of record of our common stock. A greater number of holders are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Issuer Purchases of Equity Securities
On May 10, 2022, our Board approved a stock repurchase program, which authorized us to repurchase up to $100.0 million of our shares of common stock over the next three years. We were authorized to effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. We were not obligated to repurchase any of our shares of our common stock under the program and the timing and amount of any repurchases was subject to market conditions, our stock price, alternative uses of capital, the terms of our debt instruments, and other factors. The Repurchase Program expired on May 10, 2025, and the Board has not authorized a new stock repurchase program.
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
As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. Our ability to pay dividends will therefore be restricted as a result of restrictions on their ability to pay dividends to us under our Credit Agreement and under other current and future indebtedness that we or they may incur. See “Risk Factors—Risks Relating to Ownership of our Common Stock—We do not anticipate paying any quarterly cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Performance Graph
The following graph compares the cumulative total return on our common stock on the Nasdaq Global Select Market since December 31, 2021 with the cumulative total return of the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index. The graph assumes, in each case, an initial investment of $100 on December 31, 2021, based on the market price at the end of each month through and including December 31, 2025, and that all dividends paid by companies included in these indices have been reinvested. We did not pay any dividends during the period reflected in the graph.

Comparison of Cumulative Total Return
Among Latham Group Inc., the Russell 2000 Index and the S&P SmallCap 600 Consumer Discretionary Index
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Latham Group, Inc.
Russell 2000
S&P SmallCap 600 Consumer Discretionary Index

	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Latham Group, Inc.	$91.85	$11.82	$9.65	$25.54	$23.30
Russell 2000	$99.56	$79.21	$92.62	$103.31	$116.54
S&P SmallCap 600 Consumer Discretionary Index	$98.11	$70.82	$73.83	$77.79	$74.66
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” “Item 1A. Risk Factors” and our audited consolidated financial statements and related notes for the three years ended December 31, 2025, 2024 and 2023, included elsewhere in this Annual Report.
As used in this Annual Report, references to “Latham,” “the Company,” “we,” “us,” and “our” refer to the Company and its consolidated subsidiaries unless otherwise indicated of the context requires otherwise.
Overview
We are the largest designer, manufacturer, and marketer of in-ground residential swimming pools in North America, Australia, and New Zealand. We hold the leading position in North America in every product category in which we compete. It is our view that we are the most sought-after brand in the pool industry. We are Latham, The Pool CompanyTM.
With an operating history that spans over 70 years, we offer the industry’s broadest portfolio of pools and related products, including in-ground swimming pools, pool covers, and pool liners.
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
Partnership with our dealers is integral to our collective success, and we have enjoyed long-tenured relationships averaging over 15 years. We support our dealer network with business development tools, co-branded marketing programs, and in-house training.
The full resources of our company are dedicated to designing and manufacturing high-quality pool products, with the homeowner in mind, and positioning ourselves as a value-added partner to our dealers.
Our operations consist of approximately 1,850 employees on average across approximately 30 locations. The broad geographic reach of our national manufacturing and distribution network allows us to service our customers on short lead times and to deliver our products in a cost-effective manner. Our mission is to design and manufacture high-quality pool products, with the homeowner in mind, and to be a value-added partner to our dealers.
We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners.
Recent Developments
Highlights for the year ended December 31, 2025
•Increase in net sales of 7.4%, or $37.4 million, to $545.9 million for the year ended December 31, 2025, compared to $508.5 million for the year ended December 31, 2024.
•Increase in net income of $29.0 million, to $11.1 million for the year ended December 31, 2025 and representing a 2.0% net income margin for the year ended December 31, 2025, compared to a net loss of $17.9 million for the year ended December 31, 2024.
•Increase in Adjusted EBITDA (as defined below) of $19.6 million, to $99.8 million for the year ended December 31, 2025, compared to $80.2 million for the year ended December 31, 2024. Adjusted EBITDA margin increased from 15.8% to 18.3%.

Business Update
In 2025, we built on our market leadership with further gains in fiberglass and autocover penetration and greater representation in the Sand States. In 2026, we will continue to execute on our key strategic priorities, namely, to build the Latham brand and drive increased awareness and adoption of fiberglass pools and autocovers, which we expect will enable us to continue to significantly outperform the U.S. in-ground pool market which we believe will remain flat in 2026. We plan to expand and further target our branding and marketing spend in 2026, with increased focus on building out our presence in the important Sand State markets through greater contractor and homebuilder engagement.

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

Leadership Transition
Effective January 5, 2026, Sean Gadd was appointed as our President and Chief Executive Officer and as a member of the Board. Scott Rajeski retired from such positions effective as of January 4, 2026 and will serve as a Special Adviser for a six-month period.
Strategic Acquisition
Strategic transactions continue to be part of our growth strategy. On February 26, 2026 we completed the acquisition of Freedom Pools, a fiberglass pool manufacturer and installer operating in Australia and New Zealand. The acquisition is expected to be immediately accretive to our earnings, adding approximately $20.0 million in net sales and approximately $4.0 million in adjusted EBITDA, on an annualized basis, before acquisition synergies. The purchase price was approximately $17.0 million, and the transaction was fully funded with cash on hand.

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
Volume of Products Sold
Our net sales depend primarily on the volume of products we sell during any given period, and volume is affected by the following items, among others:
•Sales, distribution, and marketing: In addition to the efforts of our dealers and distributors to raise awareness of our products, we pioneered the first “direct-to-homeowner” digital and social marketing strategy that has transformed the homeowner’s purchase journey. Through this marketing strategy, we are able to create demand for our pools and generate and provide high quality, purchase-ready consumer leads to our dealer partners. In order to strengthen our relationship with our loyal dealer partners, we have implemented “Latham Grand,” a key dealer strategy whereby we have established exclusive supply arrangements with over 375 of our largest dealers in North America. We also have a strong distribution network as a result of over 475 distributor branch locations that represent our products. Through our significant investments in partnerships with dealers and distributors and our consumer-oriented marketing efforts, we have created both a “push and pull” demand dynamic for our products in the marketplace. We invest in our exclusive dealers through localized marketing spend, co-branding opportunities, tailored offerings, and priority lead generation. We also provide our dealers with enhanced product literature, in-store display samples, and other initiatives to drive sales. We have directed a significant portion of our advertising spend to digital channels, including social media and search advertising. Our improved digital marketing engine has the ability to strategically target market spend and to generate leads in territories where dealers have capacity to install more pools, markets where we are underpenetrated, or simply into the largest in-ground swimming pool markets. Our volume of product sales in a given period will be impacted by changes in our distribution platform and by our ability to generate leads for our dealers.

•Material conversion: We have continued to consummate sales of our products through our focused efforts to drive material conversion and market penetration of our products, specifically our fiberglass pools, which continue to take market share from traditional concrete pools and enable meaningfully improved economics for consumers, dealers, and pool installers. From our perspective this will be a long-term trend toward material conversion from traditional concrete pools. We believe that our fiberglass pools offer a compelling value proposition because of their lower up-front and lifecycle costs, better quality, fewer chemicals, faster and easier installation, and more convenient experience, compared to products manufactured from traditional materials. We anticipate that sales of our fiberglass pool products will continue to benefit from material conversion. We have taken a similar approach with our automatic safety cover line. Autocovers provide increased safety and economic benefits and can be installed on almost any size and shape of fiberglass, vinyl or concrete pool. We completed acquisitions in 2025 to improve our market share in autocovers. The success of our efforts to drive conversion during any given period will impact the volume of our products sold during that period.
•Product innovation: We continue to develop and introduce innovative products to accelerate material conversion and to expand our markets. The continuous evolution and expansion of our product portfolio is critical to our future sales growth, expansion of market share, and overall success. Our broad product offering allows dealers and distributors to offer consumers a wide variety of innovative pool shapes, depths, and lengths. Specifically, our innovative fiberglass pool offering employs the most durable components, consisting of a carbon fiber, Kevlar, and ceramic fiberglass build. Our use of innovative technology and premium materials result in long-lasting products that not only require lower up-front costs, but also save homeowners time and money from continuous maintenance throughout the product lifecycle. We expect that new products will enhance our ability to compete with traditional materials at a variety of price points, and that we will continue to devote significant resources to developing innovative new products. The volume of our products sold during a given period will depend in part on our successfully introducing new products that generate additional demand, as well as the extent to which new products may impact our sales of existing products.
•Economic conditions: Demand for our products is affected by a number of economic factors impacting our customers and consumers. Customers typically pay for their new pools from assets on hand or from borrowing. A frequent source of borrowing is home equity financing, and accordingly, the level of equity in homes will affect consumers’ ability to obtain a home equity line of credit and to engage in backyard renovations that would result in purchases of our products. Demand for our products is also affected by the level of interest rates and the availability of credit, consumer confidence and ability and willingness to spend, housing affordability, demographic trends, employment levels, tariffs and other macroeconomic factors that may influence the extent to which consumers engage in renovations to their backyard, including pool installation projects to enhance the outdoor living spaces of their homes.
•Seasonality and weather: Although we generally have demand for our products throughout the year, our business is seasonal, and weather is one of the principal external factors affecting the business. In general, net sales and net income are highest during spring and summer, representing the peak months of swimming pool use, pool installation and remodeling and repair activities. Severe weather also may play a role in affecting sales growth, as particularly rainy or cold years tend to slow the volume of sales, including as a result of complicating conditions for pool installations. Catastrophic events, such as hurricanes, tornadoes, and earthquakes can cause interruptions to our operations, as well as our dealers and distributors, and may cause customers to delay purchases. These scenarios are partially mitigated by our geographic diversity, both across the United States and through international markets.
Pricing
In general, our products are priced to be competitive in the in-ground swimming pool market, including the prices for concrete pools, and to keep in line with changes in our input costs, while also maintaining a good value proposition for the homeowner. We continue to monitor the potential impact of tariffs in our pricing models.
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
Acquisitions and Partnerships
Strategic transactions continue to be part of our growth strategy. On August 2, 2024, we completed an acquisition of Coverstar Central, our exclusive dealer of automatic safety covers in 29 states – mainly in the center of the U.S. Coverstar Central was our trusted partner since 2006, and this acquisition represented a valuable strategic opportunity that we benefited from in multiple ways. First, the vertical integration of our automatic safety cover product line in the acquired geographies increased margins. Second, as one company with a fully integrated sales and marketing strategy, we were able to accelerate the sales growth of this product line. Finally, we leveraged Coverstar Central’s long-standing relationships with pool builders in its markets to increase the awareness of, and conversion to, fiberglass pools. In February 2025, we acquired two smaller Coverstar dealers in New York and Tennessee.

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

On October 30, 2020, we entered into a long-term strategic partnership with and acquired a minority interest in Premier Pools & Spas, a pool builder focusing on in-ground swimming pools. The purpose of this investment in Premier Pools & Spas is to help expand our sales and distribution channels. Products are sold directly to the franchisees, third parties independent of Premier Pools & Spas, and are therefore not considered related party transactions. Our investment in Premier Pools & Spas is reflected as an equity method investment on our consolidated balance sheets as of December 31, 2025 and 2024, and our proportionate share of earnings or losses of Premier Pools & Spas is recognized in earnings (losses) from equity method investment in our consolidated statements of operations on a three-month lag.

Key Performance Indicators
Net Sales
We derive our revenue from the design, manufacture, and sale of in-ground swimming pools, pool covers, and pool liners. We sell fiberglass pools, which are one-piece manufactured fiberglass pools that are ready to be installed in a consumer’s backyard, and custom vinyl pools, which are manufactured pools that are made out of non-corrosive steel or composite polymer frame, on top of which a vinyl liner is installed. We sell liners for the interior surface of vinyl pools (including pools that were not manufactured by us). We also sell all-season pool covers, which are winterizing mesh or solid pool covers that protect pools against debris and cold or inclement weather, and automatic safety covers for pools that can be operated with a switch.
Our sales are made through one-step and two-step business-to-business distribution channels. In our one-step distribution channel, we sell our products directly to dealers who, in turn, sell our products to consumers. In our two-step distribution channel, we sell our products to distributors who warehouse our products and sell them on to dealers, who ultimately sell our products to consumers.
Each product shipped is considered to be one performance obligation. With the exception of our extended service warranties and our custom product contracts, we recognize our revenue when control of our promised goods is transferred to our customers (dealer in one-step distribution channel or distributor in two-step distribution channel), either upon shipment or arrival at our customer’s destination depending upon the terms of the purchase order. Sales are recognized net of any estimated rebates, returns, allowances or other sales incentives. Revenue that is derived from our extended service warranties, which are separately priced and sold, is recognized over the term of the contracts. Revenue from custom products is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation. See “— Critical Accounting Policies and Estimates — Revenue Recognition.”

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expense (benefit), (iv) (gain) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) the Odessa fire and other such unusual events, and (xi) other.
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and should not be considered as alternatives to net income (loss) as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We encourage evaluation of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, be mindful that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. There can be no assurance that we will not modify the presentation of Adjusted EBITDA and Adjusted EBITDA margin in the future, and any such modification may be material. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by any such adjustments. In addition, other companies, including companies in our industry, may not calculate Adjusted EBITDA and Adjusted EBITDA margin at all or may calculate Adjusted EBITDA and Adjusted EBITDA margin differently and accordingly, are not necessarily comparable to similarly entitled measures of other companies, which reduces the usefulness of Adjusted EBITDA and Adjusted EBITDA margin as tools for comparison.
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

Results of Operations
Year ended December 31, 2025 Compared to Year ended December 31, 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
		% of		% of		Change
		Net		Net	Change	% of
	2025	Sales	2024	Sales	Amount	Net Sales
	(dollars in thousands)
Net sales	$545,912	100.0%	$508,520	100.0%	$37,392	—%
Cost of sales	$363,824	66.6%	$354,776	69.8%	$9,048	(3.2)%
Gross profit	$182,088	33.4%	$153,744	30.2%	$28,344	3.2%
Selling, general, and administrative expense	$122,565	22.5%	$108,364	21.3%	$14,201	1.2%
Amortization	$28,944	5.3%	$27,103	5.3%	$1,841	—%
Income from operations	$30,579	5.6%	$18,277	3.6%	$12,302	2.0%
Other expense (income):
Interest expense, net	$25,805	4.7%	$24,840	4.9%	$965	(0.2)%
Other (income) expense, net	$(3,492)	(0.6)%	$6,237	1.2%	$(9,729)	(1.8)%
Total other expense, net	$22,313	4.1%	$31,077	6.1%	$(8,764)	(2.0)%
Earnings from equity method investment	$5,222	1.0%	$4,060	0.8%	$1,162	0.2%
Income (loss) before income taxes	$13,488	2.5%	$(8,740)	(1.7)%	$22,228	4.2%
Income tax expense	$2,364	0.4%	$9,120	1.8%	$(6,756)	(1.4)%
Net income (loss)	$11,124	2.0%	$(17,860)	(3.5)%	$28,984	5.5%
Adjusted EBITDA	$99,831	18.3%	$80,219	15.8%	$19,612	2.5%
Net Sales
Net sales was $545.9 million for the year ended December 31, 2025, compared to $508.5 million for the year ended December 31, 2024. The $37.4 million, or 7.4%, increase in net sales was driven by a $32.8 million increase from volume and a $4.6 million increase from tariff related pricing increases. The $32.8 million volume increase was primarily driven by organic- and acquisition-related growth. The increase in total net sales across our product lines was $29.4 million for covers, $5.2 million for liners and $2.7 million for in-ground swimming pools.
Cost of Sales and Gross Margin
Cost of sales was $363.8 million for the year ended December 31, 2025, compared to $354.8 million for the year ended December 31, 2024, and decreased as a percentage of net sales by 3.2%. Gross margin increased by 3.2% to 33.4% for the year ended December 31, 2025, compared to 30.2% for the year ended December 31, 2024. The $9.0 million, or 2.6%, increase in cost of sales was primarily the result of an increase in sales volume, partially offset by the impact of production efficiencies. The 3.2% increase in gross margin was primarily driven by production efficiencies from our lean manufacturing and value engineering initiatives and the accretive benefit of the three Coverstar acquisitions.
Selling, General, and Administrative Expense
Selling, general, and administrative expense was $122.6 million for the year ended December 31, 2025, compared to $108.4 million for the year ended December 31, 2024, and increased as a percentage of net sales by 1.2%. The $14.2 million, or 13.1%, increase in selling, general, and administrative expense was primarily due to commercial headcount and marketing expense due to investment in the fiberglass conversion strategy in the Sand States, our digital transformation efforts and the inclusion of the three Coverstar acquisitions.

Amortization
Amortization was $28.9 million for the year ended December 31, 2025, compared to $27.1 million for the year ended December 31, 2024. The $1.8 million, or 6.8%, increase in amortization was driven by the three Coverstar acquisitions.
Interest Expense, Net
Interest expense, net was $25.8 million for the year ended December 31, 2025, compared to $24.8 million for the year ended December 31, 2024. The $1.0 million, or 3.9%, increase in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the year ended December 31, 2024.

Other (Income) Expense, Net
Other income, net was $3.5 million for the year ended December 31, 2025, compared to other expense of $6.2 million for the year ended December 31, 2024. The $9.7 million increase in other income, net was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.
Earnings from Equity Method Investments
Earnings from equity method investment of Premier Pools & Spas was $5.2 million for the year ended December 31, 2025, compared to $4.1 million for the year ended December 31, 2024, due to the financial performance of Premier Pools & Spas.

Income Tax Expense
Income tax expense was $2.4 million for the year ended December 31, 2025, compared to $9.1 million for the year ended December 31, 2024. Our effective tax rate was 17.5% for the year ended December 31, 2025, compared to (104.4)% for the year ended December 31, 2024. The income tax expense of $2.4 million for the year ended December 31, 2025 was primarily due to the effects of branch accounting, the jurisdictional mix of income and $1.3 million of federal research credits. The income tax expense of $9.1 million for the year ended December 31, 2024 was primarily due to the valuation allowance established on foreign deferred tax assets, the effects of branch accounting and the jurisdictional mix of income.
Net Income (Loss)
Net income was $11.1 million for the year ended December 31, 2025, compared to net loss of $17.9 million for the year ended December 31, 2024. The $29.0 million, or 162.3%, increase in net income was primarily driven by the factors described above.
Net Income (Loss) Margin
Net income margin was 2.0% for the year ended December 31, 2025, compared to net loss margin of 3.5% for the year ended December 31, 2024. The 5.5% increase in net income margin was driven by a $29.0 million increase in net income and a $37.4 million increase in net sales, compared to the year ended December 31, 2024 because of the factors described above.

Adjusted EBITDA
Adjusted EBITDA was $99.8 million for the year ended December 31, 2025, compared to $80.2 million for the year ended December 31, 2024. The $19.6 million, or 24.4%, increase in Adjusted EBITDA was primarily because of the increase in net income of $29.0 million, partially offset by the change in unrealized gains in foreign currency transactions. For a discussion of Adjusted EBITDA and Adjusted EBITDA margin and the limitations on their use, and the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and our calculation of Adjusted EBITDA margin see “— Non-GAAP Financial Measures” below.

Adjusted EBITDA Margin
Adjusted EBITDA margin was 18.3% for the year ended December 31, 2025, compared to 15.8% for the year ended December 31, 2024.
Year ended December 31, 2024 Compared to Year ended December 31, 2023

	Year Ended December 31,
						Change
		% of		% of	Change	% of
	2024	Net Sales	2023	Net Sales	Amount	Net Sales
	(dollars in thousands)
Net sales	$508,520	100.0%	$566,492	100.0%	$(57,972)	—%
Cost of sales	$354,776	69.8%	$413,548	73.0%	$(58,772)	(3.2)%
Gross profit	$153,744	30.2%	$152,944	27.0%	$800	3.2%
Selling, general, and administrative expense	$108,364	21.3%	$110,296	19.5%	$(1,932)	1.8%
Amortization	$27,103	5.3%	$26,519	4.7%	$584	0.6%
Income from operations	$18,277	3.6%	$16,129	2.8%	$2,148	0.8%
Other expense (income):
Interest expense, net	$24,840	4.9%	$30,916	5.5%	$(6,076)	(0.6)%
Other expense (income), net	$6,237	1.2%	$(1,004)	(0.2)%	$7,241	1.4%
Total other expense, net	$31,077	6.1%	$29,912	5.3%	$1,165	0.8%
Earnings from equity method investment	$4,060	0.8%	$3,723	0.7%	$337	0.1%
Loss before income taxes	$(8,740)	(1.7)%	$(10,060)	(1.8)%	$1,320	0.1%
Income tax expense (benefit)	$9,120	1.8%	$(7,672)	(1.4)%	$16,792	3.2%
Net loss	$(17,860)	(3.5)%	$(2,388)	(0.4)%	$(15,472)	(3.1)%
Adjusted EBITDA	$80,219	15.8%	$88,025	15.5%	$(7,806)	0.3%
For discussion on comparison of the years ended December 31, 2024 and 2023, see the Results of Operations section disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 5, 2025.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expense (benefit), (iv) (gain) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) the Odessa fire and other such unusual events, and (xi) other.
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and should not be considered as alternatives to net income (loss) as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We encourage evaluation of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, be mindful that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. There can be no assurance that we will not modify the presentation of Adjusted EBITDA and Adjusted EBITDA margin in the future, and any such modification may be material. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by any such adjustments. In addition, other companies, including companies in our industry, may not calculate Adjusted EBITDA and Adjusted EBITDA margin at all or may calculate Adjusted EBITDA and Adjusted EBITDA margin differently and accordingly, are not necessarily comparable to similarly entitled measures of other companies, which reduces the usefulness of Adjusted EBITDA and Adjusted EBITDA margin as tools for comparison.
Adjusted EBITDA and Adjusted EBITDA margin have their limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA margin:
•do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;
•do not reflect changes in our working capital needs;
•do not reflect the interest expense, net, or the amounts necessary to service interest or principal payments, on our outstanding debt;
•do not reflect income tax expense (benefit), and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;
•do not reflect non-cash stock-based compensation, which will remain a key element of our overall compensation package; and
•do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.
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

The following table provides a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin:

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$11,124	$(17,860)	$(2,388)
Depreciation and amortization	51,354	44,446	40,751
Interest expense, net	25,805	24,840	30,916
Income tax expense (benefit)	2,364	9,120	(7,672)
(Gain) loss on sale and disposal of property and equipment	(21)	408	138
Restructuring charges(a)	523	512	3,727
Stock-based compensation expense(b)	9,247	7,392	18,804
Unrealized (gains) losses on foreign currency transactions(c)	(4,131)	6,223	(110)
Strategic initiative costs(d)	2,806	3,329	4,092
Acquisition and integration related costs(e)	785	2,348	911
Odessa fire(f)	—	—	(2,600)
Other(g)	(25)	(539)	1,456
Adjusted EBITDA	$99,831	$80,219	$88,025
Net sales	$545,912	$508,520	$566,492
Net income (loss) margin	2.0%	(3.5)%	(0.4)%
Adjusted EBITDA margin	18.3%	15.8%	15.5%
________________________________________________________
(a)Represents costs related to a cost reduction plan that includes severance and other costs for our executive management changes and additional costs related to our cost reduction plans.
(b)Represents non-cash stock-based compensation expense.
(c)Represents unrealized foreign currency transaction gains or losses associated with our international subsidiaries.
(d)Represents fees paid to external consultants and other expenses for our strategic initiatives.
(e)Represents acquisition and integration costs as well as other costs related to potential transactions.
(f)Represents costs incurred and insurance recoveries related to a production facility fire in Odessa, Texas.
(g)Other costs consist of other discrete items as determined by management, primarily including: (i) fees paid to external advisors for various matters, (ii) other items.
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
As of December 31, 2025, we had $71.0 million of cash, $279.8 million of outstanding borrowings, and an additional $75.0 million of availability under our Revolving Credit Facility.
Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to our growth strategy, including production capacity, storage, and delivery equipment. We are in the middle of our digital transformation effort to upgrade all of our technology and enterprise resource planning ("ERP") systems. We expect to fund these capital expenditures from net cash provided by operating activities or the utilization of a portion of our borrowing availability under our Revolving Credit Facility.
Our disciplined capital allocation strategy remains focused on deploying capital opportunistically to position Latham for profitable organic and acquisition-related growth and to de-lever and further reduce our net debt leverage ratio.

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

As of December 31, 2025, we were in compliance with all covenants under the Credit Agreement.

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
On June 12, 2025, we repaid the $25.0 million of outstanding borrowings on the Revolving Credit Facility. As of December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and $75.0 million was available for future borrowing.

Term Loan
The Term Loan matures on February 23, 2029. Loans outstanding under the Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (each as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan are subject to scheduled quarterly amortization payments equal to 0.25% of the initial principal amount of the Term Loan.
As of December 31, 2025, we had $279.8 million of outstanding borrowings under the Term Loan.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$63,430	$61,307	$116,369
Net cash used in investing activities	(42,319)	(84,643)	(31,726)
Net cash used in financing activities	(6,973)	(22,021)	(13,875)
Effect of exchange rate changes on cash	507	(1,008)	(631)
Net increase (decrease) in cash	$14,645	$(46,365)	$70,137
Operating Activities
During the year ended December 31, 2025, operating activities provided $63.4 million of cash. Net income, after adjustments for non-cash items, provided cash of $80.7 million. Cash provided by operating activities was partially offset by changes in our operating assets and liabilities, which used $17.3 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2025 consisted primarily of a $9.2 million increase in trade receivables, a $8.2 million increase in income tax receivable, a $6.1 million decrease in accrued expenses and other current liabilities, a $1.6 million increase in prepaid expenses and other current assets, a $0.6 million decrease in other long-term liabilities and a $0.2 million increase in other assets, partially offset by a $5.8 million increase in accounts payable and $2.8 million decrease in inventories. The change in trade receivables was primarily driven by the amount and timing of net sales. The changes in accrued expenses and other current liabilities and accounts payable were primarily because of volume of purchases and timing of payments.
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
Investing Activities
During the year ended December 31, 2025, investing activities used $42.3 million of cash, consisting of purchases of property and equipment for $25.4 million, a $12.0 million deposit made toward the purchase of several of our fiberglass pool manufacturing facilities that are currently leased and the acquisition of two of our autocover dealers of $4.9 million. The purchase of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, as well as ongoing strategic initiatives such as digital transformation.

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
Financing Activities
During the year ended December 31, 2025, financing activities used $7.0 million of cash, primarily consisting of Term Loan payments of $3.3 million, common stock withheld for taxes on restricted stock units of $2.9 million and repayments of finance lease obligations of $0.8 million.
During the year ended December 31, 2024, financing activities used $22.0 million of cash, consisting of repayments on long-term debt borrowings of $21.2 million, and repayments of finance lease obligations of $0.8 million.
For discussion on operating, investing, and financing activities of the year ended December 31, 2023, see the Liquidity and Capital Resources section disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 5, 2025.
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
Contractual Obligations
Our largest contractual obligations as of December 31, 2025 consisted of principal payments related to our long-term indebtedness that are included in our consolidated balance sheet and the related periodic interest payments, and non-cancelable operating leases. For a description of our contractual obligations and commitments, see Notes 9 and 12 to our Consolidated Financial Statements included elsewhere in this Annual Report.
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
We recognize revenue on the transaction price less any estimated rebates, returns, allowances or other sales incentives. Customer rebates, returns, allowances and other sales incentives are estimated by applying the portfolio approach using the most-likely-amount method and are recorded as a reduction to revenue.
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
Based on the results of the qualitative assessment performed for our one reporting unit, we determined that goodwill was not impaired at September 28, 2025 and September 29, 2024. However, if factors exist that could indicate an impairment in the future, including a sustained decrease in our stock price, we may be required to record impairment charges in future periods.
Stock-Based Compensation
Stock-based compensation is measured and recognized based on the grant date fair value of the awards. The fair value of our common stock is determined based on the quoted market price of our common stock for purposes of computing stock-based compensation expense. For stock options and stock appreciation rights, we use a Black-Scholes model for estimating the grant date fair value. The Black-Scholes pricing model requires critical assumptions including risk-free rate, volatility, expected term and expected dividend yield. The expected term is computed using the simplified method. We use the simplified method to calculate expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. Due to the lack of a public market for the our common stock and lack of company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the ours. The historical volatility is calculated based on a period of time corresponding with expected term assumption.  We utilized a dividend yield of zero, as we have no history or plan of declaring dividends on our common stock. The assumptions underlying these valuations represented our best estimate, which involved inherent uncertainties and the application of judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our stock-based compensation expense could have been materially different.
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
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. We reduce deferred taxes by a valuation allowance when we conclude such deferred taxes are not more than likely to be realized. The determination of whether a deferred tax asset will be realized is made on both a jurisdictional basis and the use of our estimate of the recoverability of the deferred tax asset. In evaluating whether a valuation allowance is required under such rules, we consider all available positive and negative evidence, including our prior operating results, the nature and reason for any losses, our forecast of future taxable income in each respective tax jurisdiction and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. As of December 31, 2025 and 2024, our valuation allowance was $8.3 million and $8.7 million, respectively. We continue to assess whether any significant changes in circumstances or assumptions have occurred that could materially affect our ability to realize deferred tax assets.
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
Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. We had no liabilities for uncertain tax positions for the years ended December 31, 2025 and 2024, respectively. Changes in recognition and measurement estimates are recorded in income tax expense (benefit) and liability in the period in which such changes occur.
Emerging Growth Company Status
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company, which will occur no later than December 31, 2026. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to borrowings under the Credit Agreement. To meet our working capital needs, we borrow periodically on our Revolving Credit Facility under the Credit Agreement. As of December 31, 2025, we had outstanding borrowings of $284.8 million face value under our Term Loan and no borrowings on the Revolving Credit Facility. The Term Loan and Revolving Credit Facility bear interest at variable rates. Interest rate risk associated with our Credit Agreement is managed through an interest rate swap that was executed on June 4, 2025. The swap had an effective date of May 19, 2025 and has a termination date of May 18, 2027. Under the terms of the swap, we fixed our SOFR borrowing rate at 3.92% on a notional amount of $140.0 million. The interest rate swap is not designated as a hedging instrument for accounting purposes. After inclusion of the notional amount of $140.0 million of our interest rate swap fixing a portion of the variable rate debt, $144.8 million, or 50.8%, of our debt is subject to variable rates. An increase or decrease of 1.0% in the effective interest rate would cause an increase or decrease to annual interest expense of approximately $1.5 million.
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
During the years ended December 31, 2025, 2024 and 2023, one customer represented approximately 22.6%, 21.0% and 20.3% of our net sales, respectively. As of December 31, 2025 and 2024, outstanding trade receivables related to this customer were $5.9 million and $4.6 million, respectively.
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
Additionally, our Canadian subsidiaries, which have Canadian dollar functional currencies, purchase some inventory with U.S. dollars, resulting in payables that are denominated in U.S. dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates until the time of payment. Transaction gains and losses associated with purchases made by Canadian subsidiaries that are denominated in currencies other than Canadian dollar are recognized as a component of other (income) expense, net within the consolidated statements of operations.
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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Latham Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Latham Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
March 4, 2026
We have served as the Company’s auditor since 2020.

Latham Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash	$71,043	$56,398
Trade receivables, net	39,914	32,299
Inventories, net	74,926	77,101
Income tax receivable	12,178	3,964
Prepaid expenses and other current assets	20,943	8,536
Total current assets	219,004	178,298
Property and equipment, net	118,820	112,848
Equity method investment	26,482	24,891
Deferred tax assets	718	729
Operating lease right-of-use assets	30,723	28,259
Goodwill	155,189	152,625
Intangible assets, net	268,073	292,913
Other assets	4,214	3,644
Total assets	$823,223	$794,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,283	$13,141
Current maturities of long-term debt	3,250	3,250
Current operating lease liabilities	7,630	7,176
Accrued expenses and other current liabilities	48,979	47,410
Total current liabilities	79,142	70,977
Long-term debt, net of discount, debt issuance costs, and current portion	276,591	278,271
Deferred income tax liabilities, net	34,269	32,347
Non-current operating lease liabilities	23,964	22,138
Other long-term liabilities	3,396	3,252
Total liabilities	417,362	406,985
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both December 31, 2025 and December 31, 2024; no shares issued and outstanding as of both December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 116,766,927 and 115,764,839 shares issued and outstanding, as of December 31, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	473,423	467,076
Accumulated deficit	(63,692)	(74,816)
Accumulated other comprehensive loss	(3,882)	(5,050)
Total stockholders’ equity	405,861	387,222
Total liabilities and stockholders’ equity	$823,223	$794,207
The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$545,912	$508,520	$566,492
Cost of sales	363,824	354,776	413,548
Gross profit	182,088	153,744	152,944
Selling, general, and administrative expense	122,565	108,364	110,296
Amortization	28,944	27,103	26,519
Income from operations	30,579	18,277	16,129
Other expense:
Interest expense, net	25,805	24,840	30,916
Other (income) expense, net	(3,492)	6,237	(1,004)
Total other expense, net	22,313	31,077	29,912
Earnings from equity method investment	5,222	4,060	3,723
Income (loss) before income taxes	13,488	(8,740)	(10,060)
Income tax expense (benefit)	2,364	9,120	(7,672)
Net income (loss)	$11,124	$(17,860)	$(2,388)
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.15)	$(0.02)
Diluted	$0.09	$(0.15)	$(0.02)
Weighted-average common shares outstanding – basic and diluted
Basic	116,424,673	115,434,828	112,899,586
Diluted	119,822,088	115,434,828	112,899,586
The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$11,124	$(17,860)	$(2,388)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,168	(1,511)	(6)
Total other comprehensive income (loss), net of tax	1,168	(1,511)	(6)
Comprehensive income (loss)	$12,292	$(19,371)	$(2,394)
The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2023	114,667,975	$11	$440,880	$(54,568)	$(3,533)	$382,790
Net loss	—	—	—	(2,388)	—	(2,388)
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Retirement of restricted stock	(155,450)	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	359,257	—	—	—	—	—
Stock-based compensation expense	—	—	18,804	—	—	18,804
Balances at December 31, 2023	114,871,782	11	459,684	(56,956)	(3,539)	399,200
Net loss	—	—	—	(17,860)	—	(17,860)
Foreign currency translation adjustments	—	—	—	—	(1,511)	(1,511)
Issuance of common stock upon release of restricted stock units	893,057	1	—	—	—	1
Stock-based compensation expense	—	—	7,392	—	—	7,392
Balances at December 31, 2024	115,764,839	12	467,076	(74,816)	(5,050)	387,222
Net income	—	—	—	11,124	—	11,124
Foreign currency translation adjustments	—	—	—	—	1,168	1,168
Issuance of common stock upon release of restricted stock units	1,447,840	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(445,752)	—	(2,900)	—	—	(2,900)
Stock-based compensation expense	—	—	9,247	—	—	9,247
Balances at December 31, 2025	116,766,927	$12	$473,423	$(63,692)	$(3,882)	$405,861
The accompanying notes are an integral part of these consolidated financial statements.

Latham Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$11,124	$(17,860)	$(2,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,354	44,446	40,751
Gain on insurance proceeds received for capital	—	—	(1,463)
Unrealized foreign currency (gains) loss	(4,131)	6,223	(110)
Amortization of deferred financing costs and debt discount	1,720	1,720	1,720
Non-cash lease expense	7,502	7,111	7,675
Change in fair value of interest rate swap	717	(808)	4,729
Deferred income taxes	2,405	(1,678)	(9,685)
Stock-based compensation expense	9,247	7,392	18,804
Bad debt expense	1,736	2,069	5,379
Other non-cash, net	651	1,115	16
Earnings from equity method investment	(5,222)	(4,060)	(3,723)
Distributions received from equity method investment	3,632	5,109	2,878
Provision on liability for uncertain tax positions	—	—	(7,503)
Changes in operating assets and liabilities:
Trade receivables	(9,223)	(2,378)	13,040
Inventories	2,840	22,695	68,190
Prepaid expenses and other current assets	(1,622)	(1,992)	(1,326)
Income tax receivable	(8,214)	(2,981)	1,333
Other assets	(244)	1,263	(4,346)
Accounts payable	5,803	(4,039)	(8,512)
Accrued expenses and other current liabilities	(6,072)	(1,329)	(11,938)
Other long-term liabilities	(573)	(711)	2,848
Net cash provided by operating activities	63,430	61,307	116,369
Cash flows from investing activities:
Purchases of property and equipment	(25,385)	(20,116)	(33,189)
Deposit on property purchases	(12,000)	—	—
Capital reimbursed from insurance proceeds	—	—	1,463
Acquisition of business, net of cash acquired	(4,934)	(64,527)	—
Net cash used in investing activities	(42,319)	(84,643)	(31,726)
Cash flows from financing activities:
Payments on long-term debt borrowings	(3,250)	(21,250)	(13,250)
Proceeds from borrowings on revolving credit facility	25,000	—	48,000
Payments on revolving credit facilities	(25,000)	—	(48,000)
Repayments of finance lease obligations	(823)	(771)	(625)
Common stock withheld for taxes on restricted stock units	(2,900)	—	—
Net cash used in financing activities	(6,973)	(22,021)	(13,875)
Effect of exchange rate changes on cash	507	(1,008)	(631)
Net increase (decrease) in cash	14,645	(46,365)	70,137
Cash at beginning of period	56,398	102,763	32,626
Cash at end of period	$71,043	$56,398	$102,763
Supplemental cash flow information:
Cash paid for interest	$26,990	$24,894	$25,747
Income taxes paid, net	8,180	15,475	6,990
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,148	$510	$955
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	10,353	5,426	6,193
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
The Company leases manufacturing facilities, office space, land, and certain vehicles under operating leases. The Company also leases certain vehicles and equipment under finance leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company does not have material finance leases.
Revenue Recognition
Under FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods or services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, that performance obligation is satisfied.
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
Each product shipped is considered to be one performance obligation. For each product shipped, the transaction price by product is specified in the purchase order. The Company recognizes revenue on the transaction price less any estimated rebates or other sales incentives. Customer rebates and other sales incentives are estimated by applying the portfolio approach using the most-likely-amount method and are recorded as a reduction to revenue. Estimates are updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. The Company believes the most-likely-amount method best predicts the amount of consideration to which it will be entitled.
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
The Company does not engage in contracts greater than one year, and therefore does not have any contract costs capitalized as of December 31, 2025, and 2024.
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
The Company’s assurance-type warranties generally range from five years to lifetime warranties. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. The accuracy of the estimate of additional costs is dependent on the number and cost of future claims submitted during the warranty periods. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company believes that the reserves established for estimated and probable future product warranty claims are adequate. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. Warranty costs are recorded within cost of sales on the consolidated statements of operations. The Company’s provision for product warranties was recorded within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets as of December 31, 2025 and 2024.
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
Trade Receivables, Net
Trade receivables are recorded at the original invoiced amount and do not bear interest. The Company maintains an allowance for bad debt. The allowance for bad debt is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowances based on historical write-off experience. The Company’s allowance for bad debt as of December 31, 2025 and 2024 was $6.5 million and $5.9 million, respectively.
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
During the years ended December 31, 2025, 2024 and 2023, one customer represented approximately 22.6%, 21.0% and 20.3% of the Company’s net sales, respectively. As of December 31, 2025 and 2024, outstanding trade receivables related to this customer were $5.9 million and $4.6 million, respectively.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach, or cost approach. There were no transfers between fair value measurement levels during the years ended December 31, 2025, 2024 and 2023.

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
The Company records its proportionate share of earnings or losses of Premier Holdco, LLC (“Premier Pools & Spas”) within earnings from equity method investment in the consolidated statements of operations on a three-month lag. For presentation in the consolidated statements of cash flows, the Company utilizes the cumulative earnings approach for purposes of determining whether distributions should be classified as either a return on investment, which are included in operating activities, or a return of investment, which would be included in investing activities. Under the cumulative earnings approach, the Company compares the distributions received to its cumulative equity-method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities.
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

Inventories, Net
Inventories, primarily raw materials and finished goods, are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventory costs include all costs directly attributable to the products, including all manufacturing overhead, and excludes costs to distribute. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. As of December 31, 2025 and 2024, the Company’s reserve for estimated slow moving products or obsolescence was $6.9 million and $8.3 million, respectively.
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
A potential impairment has occurred if the projected future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group are less than the carrying value of the asset or asset group. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operation. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded equal to the excess of the asset or asset group’s carrying value over its fair value. Fair value is measured using appropriate valuation methodologies that would typically include a projected discounted cash flow model using a discount rate the Company believes is commensurate with the risk inherent in its business. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2025 and 2024.

The Company amortizes its definite-lived intangible assets using the straight-line method. The weighted-average estimated useful lives (in years) of the Company’s definite-lived intangible assets are as follows:

Asset	Estimated Useful Life
Trade names and trademarks	9 – 25 years
Technology	15 years
Pool designs	14 – 15 years
Dealer relationships	5 – 13 years
Patented technology	5 – 10 years
Non-competition agreements	5 years
Franchise relationships	4 years
Order backlog	10 – 12 months
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
Segment Reporting
The Company identifies operating segments based on how the chief operating decision maker ("CODM") manages the business, allocates resources, makes operating decisions, and evaluates operating performance.
The Company conducts its business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners. The Company’s Chief Executive Officer, who is the CODM, reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.
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
The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) within the consolidated statements of operations. The Company had no accrued interest and no accrued penalties as of December 31, 2025 and December 31, 2024. The Company reinvests earnings of foreign operations indefinitely and, accordingly, does not provide for income taxes that could result from the remittance of such earnings.
The Company has evaluated the impact of Pillar Two in the jurisdictions in which the Company operates and has determined no additional top up tax is required.
Stock-Based Compensation
Stock-based compensation is measured and recognized based on the grant date fair value of the awards. The fair value of the Company’s common stock is determined based on the quoted market price of the Company’s common stock for purposes of computing stock-based compensation expense. For stock options, the Company uses a Black-Scholes model for estimating the grant date fair value. The Black-Scholes pricing model requires critical assumptions including risk-free rate, volatility, expected term and expected dividend yield. The expected term is computed using the simplified method. The Company uses the simplified method to calculate expected term of the stock options as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. Due to the lack of a public market for the Company’s common stock and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company. The historical volatility is calculated based on a period of time corresponding with expected term assumption. The Company utilized a dividend yield of zero, since it has no history or plan of declaring dividends on its common stock. The assumptions underlying these valuations represented the Company’s best estimate, which involved inherent uncertainties and the application of judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of the Company’s stock-based compensation expense could have been materially different.
For stock options, restricted stock awards, restricted stock units and stock appreciation rights, stock-based compensation is recognized using a graded vesting method over the requisite service period in which employees earn the awards. The Company accounts for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.
Employee Benefit Plans
The Company has various retirement savings plans covering substantially all employees of the Company. These plans allow eligible employees to make discretionary contributions. The Company makes discretionary matching and other contributions depending on the plan and recognized expense of $1.8 million, $1.5 million, and $1.4 million related to such plans during the years ended December 31, 2025, 2024 and 2023, respectively.

Foreign Currency Translation and Foreign Currency Transactions
The financial statements of the Company’s foreign operations are denominated in local currency and are then translated to U.S. dollars. Assets and liabilities are translated using the current rate of exchange at the balance sheet dates or historical rates of exchange, as applicable. Revenue and expenses are translated using the average monthly exchange rates prevailing throughout the reporting period. The related foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses associated with the Company’s international subsidiaries, which are denominated in currencies other than the Company’s foreign entities’ functional currencies, are recognized as a component of other (income) expense, net within the consolidated statements of operations.
Advertising Costs
Advertising costs, consisting of costs related to dealer conferences and commercials, are expensed as incurred and are included in selling, general, and administrative expense on the consolidated statements of operations. Total advertising costs were $10.0 million, $8.5 million, and $9.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with equity holders and would normally be recorded in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments.
Income tax expense (benefit) on the components of other comprehensive income (loss) was not significant for the years ended December 31, 2025, 2024 and 2023.
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
Recently Issued Accounting Pronouncements
The Company qualifies as “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company, which will occur no later than December 31, 2026. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which offers a practical expedient for public companies valuing their current expected credit losses. ASU 2025-05 is effective for public business entities for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The amendments should be applied prospectively. The Company is currently evaluating ASU 2025-05 and its potential impact on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) (“ASU 2025-11”), which improves the navigability of the required interim disclosures and clarifying when that guidance is applicable. ASU 2025-11 is effective for public business entities for interim reporting periods within annual fiscal years beginning after December 15, 2027. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2025-11 and its potential impact on the consolidated financial statements.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), in an effort to enhance the transparency and decision usefulness of income tax disclosures. For all entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The amendments should be applied prospectively with retrospective application permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2025. See Note 14 for further detail.

3.           ACQUISITIONS
Coverstar Central, LLC
On August 2, 2024 (the “Acquisition Date”), Latham Pool Products acquired Coverstar Central, LLC (“Coverstar Central”) for total consideration of $71.5 million (the “Coverstar Central Acquisition”). The total consideration included $66.5 million in cash (including a net working capital adjustment of $1.2 million) and a non-cash settlement of preexisting obligations of $4.9 million. Preexisting relationships are effectively settled since such a relationship becomes intercompany upon the acquisition and is eliminated in post-combination financial statements. The cash consideration was funded with cash on hand. The Company incurred $0.9 million in transaction costs. The results of Coverstar Central’s operations have been included in the consolidated financial statements since that date. Coverstar Central is an automatic safety cover dealer based in the United States. The acquisition allows for vertical integration of the Company’s automatic safety cover product category. Additionally, the acquisition provides the Company with an increase in dealer and franchise relationships.
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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net sales	$545,912	$520,795	$586,717
Net income (loss)	$11,308	$(12,634)	$2,794
The pro forma financial information presented above reflects the effects as a result of the acquisition, including the amortization expense from acquired intangible assets, the additional cost of sales from acquired inventory, the elimination of intercompany transactions and the removal of certain costs (primarily payroll costs) that would not have occurred and any related tax effects. Transaction costs for Coverstar Central are reflected within pro forma net income for the year ended December 31, 2023.

Other Business Combinations
In February 2025, the Company completed the acquisition of two autocover dealers located in New York and Tennessee for a purchase price of $5.6 million. This acquisition qualified as a business combination. This transaction resulted in an increase to goodwill and intangibles, but was not material to our consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

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
The Company historically concluded that it held common stock of Premier Pools & Spas and had the ability to exercise significant influence over Premier Pools & Spas but did not have a controlling financial interest. As required when there is a change in facts or circumstances, the Company reassessed its ability to exercise significant influence during the quarter ended December 31, 2022. The Company concluded that it no longer had the ability to exercise significant influence. However, the Company also considered that it has an ownership interest of greater than 5% in Premier Pools & Spas, which is a limited liability company with specific ownership accounts. Accordingly, because of the legal form of the investee, the Company continues to account for this investment using the equity method of accounting since it is not required to demonstrate the ability to exercise significant influence under the relevant guidance. The Company’s proportionate share of the earnings or losses of the investee are reported as a separate line in the consolidated statements of operations.
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
As of December 31, 2025 and 2024, the Company’s carrying amount for the equity method investment in Premier Pools & Spas was $26.5 million and $24.9 million, respectively. Premier Pools & Spas paid the Company dividends that are presented on the consolidated statements of cash flows as distribution received from equity method investment of $3.6 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively. The Company recorded its interest in net earnings of Premier Pools & Spas of $5.2 million and $4.1 million for the years ended December 31, 2025 and 2024, respectively, which included basis difference adjustments of $0.2 million and $0.2 million, respectively.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the years ended December 31, 2025 and December 31, 2024.
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
Term loans
Term loans are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	December 31,
	2025		2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan	$279,841	$279,841	$281,521	$276,946
Interest rate swap
The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of December 31, 2025 and 2024, the Company’s interest rate swap was a liability of $1.1 million and $0.4 million, respectively, which was recorded within other long-term liabilities on the consolidated balance sheets. See Note 9 for further detail.

6.           GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The following table presents the changes in the carrying value of goodwill during the years ended December 31, 2025 and 2024 (in thousands):

Amount
Balance as of December 31, 2023	$131,363
Acquisition	22,047
Foreign currency translation adjustment	(785)
Balance as of December 31, 2024	152,625
Acquisition	1,947
Foreign currency translation adjustment	617
Balance as of December 31, 2025	$155,189
The Company performed an annual test for goodwill impairment in the fourth quarter of the years ended December 31, 2025 and December 31, 2024 in accordance with Step 0 of FASB ASC 350, Intangibles - Goodwill and Other and determined that goodwill was not impaired.
Intangible Assets
Intangible assets, net as of December 31, 2025 consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Amount
Trade names and trademarks	$148,100	$(112)	$42,784	$105,204
Patented technology	16,126	—	11,776	4,350
Technology	13,000	—	3,540	9,460
Pool designs	13,628	(78)	4,845	8,705
Dealer relationships	238,551	—	98,197	140,354
Order backlog	2,020	—	2,020	—
	$431,425	$(190)	$163,162	$268,073
Intangible assets, net as of December 31, 2024 consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Amount
Trade names and trademarks	$148,100	$(592)	$36,183	$111,325
Patented technology	16,126	(9)	10,303	5,814
Technology	13,000	—	2,673	10,327
Pool designs	13,628	(293)	3,909	9,426
Dealer relationships	235,176	(3)	79,397	155,776
Order backlog	2,020	—	1,775	245
	$428,050	$(897)	$134,240	$292,913
The Company recognized $28.9 million, $27.1 million, and $26.5 million of amortization expense related to intangible assets during the years ended December 31, 2025, 2024, and 2023, respectively.

The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending	Estimated Future Amortization Expense
2026	$28,719
2027	28,719
2028	27,760
2029	22,391
2030	21,541
Thereafter	138,943
$268,073
7.           INVENTORIES, NET
Inventories, net consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$50,973	$49,322
Finished goods	23,953	27,779
	$74,926	$77,101
8.           PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$2,727	$2,684
Building and improvements	43,452	38,567
Machinery and equipment	63,152	52,715
Furniture and fixtures	2,019	2,059
Computer equipment and software	25,418	19,332
Molds and dyes	28,666	23,006
Leasehold improvements	15,577	13,744
Vehicles	6,003	5,134
Construction in progress	15,988	17,497
	203,002	174,738
Less: Accumulated depreciation	(84,182)	(61,890)
	$118,820	$112,848
Depreciation and amortization expense related to property and equipment during the years ended December 31, 2025, 2024 and 2023 was $21.6 million, $16.5 million, and $13.8 million, respectively. Construction in progress recorded as of December 31, 2025 and 2024 primarily related to an ongoing effort to increase fiberglass molds and fiberglass production capacity as well as our ongoing digital transformation project costs. The Company recorded aggregate gains on sales and disposals of property and equipment of less than $0.1 million during the year ended December 31, 2025 and aggregate losses on sales and disposals of property and equipment of $0.4 million and $0.1 million during the years ended December 31, 2024 and 2023, respectively.

9.           LONG-TERM DEBT
The components of the Company’s outstanding debt obligations consisted of the following (in thousands):

	December 31,
	2025	2024
Term Loan	$284,813	$288,063
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(4,972)	(6,542)
Total debt	279,841	281,521
Less: Current portion of long-term debt	(3,250)	(3,250)
Total long-term debt	$276,591	$278,271
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
The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. There are also negative covenants, including certain restrictions on the Company's ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness and make restricted payments and other distributions.

Revolving Credit Facility
The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros, and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and initially was 0.375% per annum and, thereafter, accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement). Borrowings under the Revolving Credit Facility are not subject to amortization and are due at maturity.
The Company incurred debt issuance costs of $0.8 million related to the Revolving Credit Facility. The debt issuance costs were recorded within other assets on the consolidated balance sheet and are being amortized over the life of the Revolving Credit Facility.
As of December 31, 2025, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.
Term Loan
Pursuant to the Credit Agreement, Latham Pool Products borrowed $325.0 million in term loans. The Term Loan matures on February 23, 2029. Loans outstanding under the Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (each, as defined in the Credit Agreement), plus a margin ranging from 3.75% to 4.00%, depending on the First Lien Net Leverage Ratio, or based on the Base Rate (as defined in the Credit Agreement), plus a margin ranging from 2.75% to 3.00%, depending on the First Lien Net Leverage Ratio. Loans under the Term Loan are subject to scheduled quarterly amortization payments of $812,500, equal to 0.25% of the initial principal amount of the Term Loan. The Term Loan contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of indebtedness not otherwise permitted to be incurred by the covenants, asset sales, and casualty and condemnation events, in each case, subject to customary exceptions.
During the fiscal year ended December 31, 2024, the Company made a payment of $18.0 million in addition to the required annual payments $3.3 million. No additional payments were made in the year ended December 31, 2025.
Outstanding borrowings as of December 31, 2025 were $279.8 million, net of unamortized discount and debt issuance costs of $5.0 million. In connection with the Term Loan, the Company is subject to various negative, reporting, financial, and other covenants, including maintaining specific liquidity measurements.
As of December 31, 2025, the unamortized debt issuance costs and discount on the Term Loan were $2.8 million and $2.2 million, respectively. The effective interest rate was 8.91% at December 31, 2025, including the impact of the Company’s interest rate swap.
Interest Rate Risk
Interest rate risk associated with the Credit Agreement is mitigated partially through interest rate swaps.
The Company entered into an interest rate swap that was executed on March 10, 2023, (the "2023 Interest Rate Swap"). The 2023 Interest Rate Swap had an effective date of May 18, 2023 and a termination date of May 18, 2026. Under the terms of the 2023 Interest Rate Swap, the Company fixed its SOFR borrowing rate at 4.3725% on a notional amount of $161.0 million. The 2023 Interest Rate Swap was not designated as a hedging instrument for accounting purposes (see Note 5 for additional detail).
Subsequently, the Company entered into a new interest rate swap that was executed on June 4, 2025 (the “2025 Interest Rate Swap”). As part of the 2025 Interest Rate Swap, the Company terminated the 2023 Interest Rate Swap prior to its May 18, 2026 termination date. The 2025 Interest Rate Swap became effective on May 19, 2025 and has a termination date of May 18, 2027. Under the terms of the 2025 Interest Rate Swap, the Company fixed its SOFR borrowing rate at 3.92% on a notional amount of $140.0 million. The 2025 Interest Rate Swap is not designated as a hedging instrument for accounting purposes (see Note 5).

Debt Maturities
Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Fiscal Year Ending	Term Loan
2026	$3,250
2027	3,250
2028	3,250
2029	275,063
$284,813
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

10.         COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued sales rebates	$18,354	$13,545
Accrued product warranties	3,056	2,389
Accrued incentives	6,624	8,678
Accrued vacation	2,153	2,509
Accrued payroll	3,871	4,405
Accrued interest	2,020	4,153
Deferred revenue	4,329	3,794
Other accrued expenses	8,572	7,937
Total accrued expenses and other current liabilities	$48,979	$47,410
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Deposits	$12,863	$556
Prepaid expenses	4,174	2,972
Prepaid insurance	1,615	1,538
Vendor rebate receivable	1,325	1,040
A/R other	685	1,034
Prepaid inventory	7	1,239
Other prepaids	274	157
Total prepaid expenses and other current assets	$20,943	$8,536

Allowance for Bad Debt

The allowance for bad debt consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$5,869	$7,544	$3,161
Bad debt expense	1,736	2,069	5,379
Write-offs, net of recoveries	(1,066)	(3,744)	(996)
Balance at the end of the year	$6,539	$5,869	$7,544

11.          PRODUCT WARRANTIES
The warranty reserve activity consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the fiscal year	$2,647	$3,161	$3,990
Adjustments to reserve	3,834	2,615	5,319
Less: Settlements made (in cash or in kind)	(3,132)	(3,129)	(6,148)
Balance at the end of the fiscal year	$3,349	$2,647	$3,161
12.          LEASES
The Company leases manufacturing facilities, office space, land, and certain vehicles under operating leases. The Company also leases certain vehicles and equipment under finance leases. As of December 31, 2025, our operating leases substantially have remaining terms of one year to eleven years, some of which include options to extend and/or terminate the leases. The Company does not have material finance leases.
The components of lease expense for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Operating lease expense	$9,084	$8,613
Finance lease amortization of assets	849	848
Finance lease interest on lease liabilities	264	316
Short-term lease expense	480	433
Variable lease expense	778	562
Total lease expense	$11,455	$10,772
Operating and finance lease right of use assets and lease-related liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024	Classification

Lease right-of-use assets:
Operating leases	$30,723	$28,259	Operating lease right-of-use assets
Finance leases	2,714	3,261	Other assets
Total lease right-of-use assets	$33,437	$31,520

Lease-related liabilities
Current
Operating leases	$7,630	$7,176	Current operating lease liabilities
Finance leases	815	779	Accrued expenses and other current liabilities
Non-current
Operating leases	23,964	22,138	Non-current operating lease liabilities
Finance leases	2,125	2,678	Other long-term liabilities
Total lease liabilities	$34,534	$32,771

The table below presents supplemental information related to leases as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Finance leases	3.6	4.4
Operating leases	4.9	5.3
Weighted-average discount rate
Finance leases	8.1%	8.2%
Operating leases	5.9%	5.4%
The table below presents supplemental information related to the cash flows for operating leases recorded on the consolidated statements of cash flows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,576	$7,134
The following table summarizes fiscal year maturities of operating lease liabilities as of the year ended December 31, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
2026	$9,244	$1,016	$10,260
2027	7,409	924	8,333
2028	6,080	912	6,992
2029	5,456	428	5,884
2030	4,858	97	4,955
Thereafter	3,383	4	3,387
Total lease payments	36,430	3,381	39,811
Less: Interest	(4,836)	(441)	(5,277)
Present value of lease liability	$31,594	$2,940	$34,534
13.          NET SALES
The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Year Ended December 31,
	2025	2024	2023
In-ground Swimming Pools	$261,960	$259,214	$297,828
Covers	160,764	131,335	140,949
Liners	123,188	117,971	127,715
	$545,912	$508,520	$566,492

14.          INCOME TAXES

The Company is subject to United States federal, state, and local income taxes, as well as other foreign income taxes. The domestic and foreign components of its income (loss) before income taxes and total income taxes paid are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income (loss) before income taxes:
United States	$9,168	$559	$(16,303)
Foreign	4,320	(9,299)	6,243
Total	$13,488	$(8,740)	$(10,060)

	Year Ended December 31,
	2025	2024	2023
Federal	$6,139	$12,271	$4,985
State	1,659	$2,520	1,050
Foreign	382	$684	955
Total income taxes paid	$8,180	$15,475	$6,990

	Year Ended December 31,
	2025	2024	2023
Jurisdictions greater than 5%
United States Federal	$6,139	$12,271	$4,985
Australia	*	*	*
New Zealand	*	*	670
Canada	*	*	*

States: None	*	*	*
* The amount of income taxes paid during the year does not meet the five percent disaggregation threshold.

Income tax expense (benefit) from continuing operations is composed of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax expense (benefit):
United States federal	$(1,314)	$8,364	$710
United States state and local	737	1,890	515
Foreign	536	544	788
Total current tax expense	(41)	10,798	2,013
Deferred income tax (benefit) expense:
United States federal	2,041	(7,335)	(8,965)
United States state and local	298	(968)	(1,000)
Foreign	66	6,625	280
Total deferred tax (benefit)	$2,405	$(1,678)	$(9,685)
Total income tax expense (benefit):
United States federal	$727	$1,029	$(8,255)
United States state and local	1,035	922	(485)
Foreign	602	7,169	1,068
Total income tax expense (benefit)	$2,364	$9,120	$(7,672)

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
Federal statutory tax rate	$2,833	21.0%	$(1,835)	21.0%	$(2,113)	21.0%
Domestic state and local income taxes, net of federal effect	1,330	9.9%	1,469	(16.8)%	(1,411)	14.2%

Tax Credits
Research and Development Tax Credit	(1,339)	(9.9)%	—	—%	—	—%

Effects of Cross-Border Tax Laws
Global intangible low taxed income	—	—%	(171)	2.0%	337	(3.4)%
Foreign derived intangible income	(278)	(2.1)%	118	(1.4)%	(45)	0.4%
Canadian branch accounting	(223)	(1.7)%	(1,642)	18.8%	(117)	1.2%

Nontaxable or Nondeductible Items
Meals and entertainment	256	1.9%	332	(3.8)%	298	(3.0)%
Executive compensation disallowance	778	5.8%	242	(2.8)%	329	(3.3)%
Nondeductible stock compensation	(504)	(3.7)%	179	(2.1)%	2,706	(26.9)%
Foreign restructuring	—	—%	1,509	(17.3)%	—	—%
Capital loss expiration	—	—%	3,171	(36.3)%	—	—%
Partnership income	(449)	(3.3)%	(242)	2.8%	(15)	0.1%
Nondeductible expenses and other adjustments	264	2.0%	32	(0.5)%	(261)	2.5%

Change in Unrecognized Tax Benefits	—	—%	—	—%	(10,237)	101.8%
Change in valuation allowance	—	—%	(3,171)	36.3%	3,114	(31.0)%

Foreign Tax Effects
Australia
Foreign rate differential	(10)	(0.1)%	(147)	1.7%	511	(5.1)%
Amortization	241	1.8%	274	(3.1)%	374	(3.7)%
Penalties and fines	—	—%	—	—%	411	(4.1)%
Restructuring gain	—	—%	(111)	1.3%	(2,141)	21.4%
Other	5	—%	3	—%	6	(0.1)%

Canada
Foreign rate differential	138	1.0%	(430)	4.9%	(25)	0.2%
Nondeductible expenses and adjustments	—	—%	—	—%	542	(5.4)%
Change in valuation allowance	(742)	(5.5)%	8,700	(99.5)%	—	—%
Restructuring	—	—%	749	(8.6)%	—	—%
Other	(37)	(0.3)%	8	(0.1)%	(7)	0.1%

New Zealand
Foreign rate differential	97	0.7%	82	(0.9)%	74	(0.7)%
Other	4	—%	1	—%	(2)	—%

Total	$2,364	17.5%	$9,120	(104.4)%	$(7,672)	76.2%

For the year ended December 31, 2025, state and local income taxes in California, Illinois, Indiana, Minnesota, New Jersey, Tennessee and Utah comprise the majority of the domestic state and local income taxes. For the year ended December 31, 2024 these states were Illinois, Indiana, Minnesota, New Jersey, Pennsylvania, Tennessee and Utah and in 2023, they were California, Florida, Illinois, Indiana, New Jersey, Pennsylvania and Tennessee.
The following table summarizes changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$8,700	$3,114	$—
Additions	—	8,700	3,114
Deductions	(402)	(3,114)	—
Balance at December 31	$8,298	$8,700	$3,114
As of December 31, 2025 and 2024, after consideration of all evidence, both positive and negative, management concluded that it is not more likely than not that it would be able to realize all of its deferred tax assets of one of its foreign subsidiaries and that a valuation allowance of $8.3 million and $8.7 million was necessary as of December 31, 2025 and 2024, respectively.
During the year ended December 31, 2023, there was a valuation allowance for the Company's capital loss carryforward deferred tax asset which was reversed in 2024 because the capital loss carryforward expired. It is reasonably possible that the Company’s estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA maintains the 21.0% corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective for the year ended December 31, 2026.

Deferred Income Taxes
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes, and the impact of available net operating loss and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. The Company has elected with respect to its treatment of global intangible low-tax income ("GILTI") to account for taxes on GILTI as incurred.

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$11,179	$10,001
Fixed assets foreign	97	—
Inventories, net	2,105	3,082
Warranty reserve	651	469
Trade receivables	1,562	1,375
Profits interest units	4,042	3,437
Section 163(j)	5,474	4,902
Accrued expenses	280	350
Transaction costs	1,130	1,180
Operating lease liabilities	7,602	6,968
Other	1,135	2,276
Gross deferred tax assets	35,257	34,040
Valuation allowance	(8,298)	(8,700)
Total deferred tax asset	26,959	25,340
Less: Foreign deferred tax benefit	(718)	(729)
Total domestic deferred tax asset	$26,241	$24,611
Deferred tax liabilities:
Intangible assets	(40,091)	(42,702)
Property and equipment, net	(11,196)	(6,056)
Prepaid expenses and other	(1,505)	(1,165)
Investments in partnerships	(322)	(318)
Operating lease right-of-use assets	(7,392)	(6,717)
Other	(4)	—
Total deferred tax liabilities	(60,510)	(56,958)
Net deferred tax liabilities	$(34,269)	$(32,347)

Classification in the Consolidated Balance Sheet
Non-current deferred tax assets	$718	$729
Non-current deferred tax liabilities	(34,269)	(32,347)
Net deferred tax liabilities	$(33,551)	$(31,618)
FASB ASC 740, Accounting for Income Taxes requires that the Company reduce its deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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

Tax Uncertainties

The liability related to uncertain tax positions, exclusive of interest, was $6.4 million at December 31, 2022. As of December 31, 2023, the statute of limitations expired with respect to the Company’s 2019 U.S. Federal income tax return for which the uncertain tax position liability had been recorded. As a result of the expiration of the statute of limitations, the Company released the uncertain tax position liability with a corresponding net tax benefit of $7.5 million (a gross tax benefit of $10.6 million from the liability release offset by tax expense of $3.1 million from establishing a valuation allowance on an associated deferred tax asset) during the fourth fiscal quarter of 2023. There was no liability related to uncertain tax positions as of December 31, 2025 and 2024.
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
The Company files a federal consolidated tax return which includes all U.S. entities as well several combined/consolidated state tax returns and separate state tax returns. In addition, the Company files Canadian, Australian and New Zealand tax returns for its Canadian, Australian, and New Zealand entities. The Company is subject to the regular examination of our income tax returns by tax authorities. The Company does not have any federal audits in process. Examinations in material jurisdictions or changes in laws, rules, regulations or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations or interpretations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results.
Tax years from the fiscal year ended December 31, 2022 through present are open for examination in the U.S. Tax years and tax periods ended December 31, 2021 through present are open for state examination. Tax years and tax periods from June 30, 2022 through present are currently open for examination in Canada. Tax years and tax periods from June 30, 2021 through present are currently open for examination in Australia. Tax years and tax periods from March 31, 2021 through present are currently open for examination in New Zealand.
15.          COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may be involved in legal proceedings in the ordinary course of business, including, among other things, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims, some of which may be covered by insurance. As of December 31, 2025, there were no legal proceedings against the Company that it believes would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. However, the results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, the Company may incur significant costs and experience a diversion of management resources as a result of legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

16.          STOCK-BASED COMPENSATION
On April 12, 2021, the Company’s stockholders approved the 2021 Omnibus Equity Incentive Plan (the "2021 Omnibus Equity Plan"), which became effective on April 22, 2021, and was further amended on May 2, 2023 to, among other things, increase the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan to 21,170,212 shares. The 2021 Omnibus Equity Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, and other stock-based and cash-based awards.
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$—	$—	$81
Selling, general, and administrative	9,247	7,392	18,723
	$9,247	$7,392	$18,804

The recognized income tax benefit related to stock-based compensation was $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $7.0 million, which is expected to be recognized over a weighted-average period of 1.78 years.
No stock options or stock appreciation rights were awarded during the year ended December 31, 2025.
Restricted Stock Awards
The Company's restricted stock awards vested in the year ended December 31, 2024 and none are outstanding during the year ended December 31, 2025.
Restricted Stock Units
The following table represents the Company’s restricted stock units activity during the year ended December 31, 2025:

	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2025	4,200,759	$3.25
Granted	903,766	7.12
Vested	(1,374,814)	3.28
Forfeited	(394,117)	3.73
Outstanding at December 31, 2025	3,335,594	$4.22
Stock Options
The following table represents the Company’s stock option activity during the year ended December 31, 2025:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	1,383,738	$15.20
Granted	—	—
Exercised	—	—
Forfeited	(34,719)	15.38
Expired	(198,307)	17.31
Outstanding at December 31, 2025	1,150,712	$14.84	4.63	$75
Vested and expected to vest at December 31, 2025	1,150,712	$14.84	4.63	$75
Options exercisable at December 31, 2025	952,293	$15.23	4.53	$56
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
No stock options were granted during the year ended December 31, 2025 or December 31, 2024.

Stock Appreciation Rights
The following table represents the Company’s stock appreciation rights activity during the year ended December 31, 2025:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	660,556	$3.15
Granted	—	—
Exercised	(73,026)	3.24
Forfeited	(73,027)	3.24
Outstanding at December 31, 2025	514,503	$3.12	4.81	$1,661
Vested and expected to vest at December 31, 2025	514,503	$3.12	4.81	$1,661
Stock appreciation rights exercisable at December 31, 2025	234,295	$3.11	4.84	$759
The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.
No stock appreciation rights were granted during the years ended December 31, 2025 or December 31, 2024.
Performance Stock Units
During the year ended December 31, 2025, the Compensation Committee of the Board approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s senior management. The 2025 PSU program includes three equal tranches of grants. Each tranche has an annual performance period, with performance goals established for 2025 in dollars and in 2026 and 2027 as a percentage of growth from actual performance in the prior year. Any earned PSUs cliff vest on the third anniversary of the grant date for the first tranche.

Thirty-three percent of the target number of PSUs awarded on each grant date will be earned at 0% to 200% of the target PSUs based on the Company's achievement of the applicable Adjusted EBITDA performance goal (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target and maximum performance) as defined in the award agreement, for each year of the three-year performance period beginning on January 1, 2025 and ending December 31, 2027. Adjusted EBITDA is considered a performance condition and the grant date fair value corresponds with management’s expectation of the probable outcome of the performance condition as of the grant date. The grant date fair value was determined based on the fair market value of the Company’s stock at market close on the grant date multiplied by the target number of shares subject to the award and adjusted for management's expectation of the probable outcome of the performance condition. The probability of achieving the performance criteria is assessed quarterly during the performance period. Compensation expense related to unvested PSUs is recognized ratably over the performance period.

The following table represents the Company’s PSU activity during the year ended December 31, 2025:

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2025	807,771	$4.06
Granted	325,613	7.31
Adjustment for performance achievement (1)	(9,060)	—
Forfeited	(182,521)	3.67
Outstanding at December 31, 2025 (2)	941,803	$5.25
(1)Represents the adjustment to previously granted PSUs based on the Company’s performance as of December 31, 2025.
(2)An additional 195,254 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs granted during the fiscal year ended December 31, 2025
17.          STOCKHOLDERS’ EQUITY
Repurchase Program
On May 10, 2022, the Board of the Company approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $100 million of the Company’s shares of common stock over the next three years. The Company was authorized to effect these repurchases in open market transactions, privately negotiated purchases, or other acquisitions. The Company was not obligated to repurchase any of its shares of its common stock under the Repurchase Program and the timing and amount of any repurchases was subject to market conditions, the Company’s stock price, alternative uses of capital, the terms of the Company’s debt instruments, and other factors. The Repurchase Program ended on May 10, 2025, and the Board has not authorized a new stock repurchase program.
As of December 31, 2025 and 2024, 116,766,927 and 115,764,839 shares of common stock were issued and outstanding for accounting purposes, respectively.
18.          NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$11,124	$(17,860)	$(2,388)
Denominator:
Weighted-average common shares outstanding
Basic	116,424,673	115,434,828	112,899,586
Diluted	119,822,088	115,434,828	112,899,586
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.15)	$(0.02)
Diluted	$0.09	$(0.15)	$(0.02)

The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net loss per share because the effect was anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Restricted stock awards	—	10,722	697,822
Restricted stock units	192,039	22,275	188,548
Stock options	1,150,250	1,410,382	1,702,316
Stock appreciation rights	—	326,395	491,386
Performance stock units	99,311	20,781	—
19.          RELATED PARTY TRANSACTIONS
Expense Reimbursement
The Company entered into a Stockholders’ Agreement with Pamplona Capital Management ("the Sponsor") and Wynnchurch Capital, L.P. on April 27, 2021. The Stockholders’ Agreement requires the Company to reimburse the Sponsor and Wynnchurch Capital, L.P. the reasonable out-of-pocket costs and expenses in connection with monitoring and overseeing their investment in the Company.
The Company had less than $0.1 million in transactions with the Sponsor or Wynnchurch Capital, L.P. during the years ended December 31, 2025, 2024 and 2023.
20.          SEGMENT REPORTING
The Company conducts business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners. The Company’s Chief Executive Officer, who is the CODM, reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.
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

Operations of the Company’s single segment consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net sales	$545,912	$508,520	$566,492
Other cost of sales(1)	346,540	339,078	398,293
Other selling, general and administrative expense(2)	104,078	93,138	86,385
Depreciation	21,560	16,494	13,817
Amortization(3)	29,794	27,952	26,934
Stock-based compensation expense	9,247	7,392	18,804
Strategic initiative costs(4)	2,806	3,329	4,092
Acquisition and integration related costs(5)	785	2,348	911
Restructuring charges(6)	523	512	3,727
Interest expense, net	25,805	24,840	30,916
Odessa fire(7)	—	—	(2,600)
Other (income) expense, net	(3,492)	6,237	(1,004)
Earnings from equity method investment	(5,222)	(4,060)	(3,723)
Income tax expense (benefit)	2,364	9,120	(7,672)
Net income (loss)	$11,124	$(17,860)	$(2,388)
(1)Other cost of sales includes total cost of sales (as presented in the statements of operations) excluding depreciation, stock-based compensation, restructuring charges, and strategic initiative costs.
(2)Other selling, general and administrative expense includes total selling, general and administrative expense (as presented in the statements of operations) excluding depreciation, amortization, stock-based compensation, strategic initiative costs, acquisition and integration related costs, and Odessa fire costs.
(3)Inclusive of finance lease amortization.
(4)Represents fees paid to external consultants and other expenses for our strategic initiatives.
(5)Represents acquisition and integration costs as well as other costs related to potential transactions.
(6)Represents costs related to a cost reduction plan that includes severance and other costs for our executive management changes and additional costs related to our cost reduction plans, which include further actions to reduce our manufacturing overhead by reducing headcount in addition to facility shutdowns.
(7)Represents costs incurred and insurance recoveries related to a production facility fire in Odessa, Texas.

21.          GEOGRAPHIC INFORMATION
Net sales by geography is based on the delivery address of the customer as specified in purchase order. Net sales by geographic area was as follows (in thousands):

	December 31,
	2025	2024	2023
Net sales
United States	$462,076	$429,336	$475,024
Canada	50,105	48,138	58,443
Australia	21,783	21,455	22,534
New Zealand	6,277	5,721	6,030
Other	5,671	3,870	4,461
Total	$545,912	$508,520	$566,492
Our long-lived assets by geographic area, which consist of property and equipment, net were as follows (in thousands):

	December 31,
	2025	2024
Long-lived assets
United States	$76,736	$72,827
Canada	34,890	34,882
Australia	5,293	4,018
New Zealand	1,901	1,121
Total	$118,820	$112,848
22.          SUBSEQUENT EVENT
On February 5, 2026, the Company entered into an agreement to purchase four of its production facilities that are currently being leased for $17.6 million, $12.0 million of which was a deposit made during the year ended December 31, 2025.
On February 26, 2026, the Company acquired Freedom Pools, a fiberglass manufacturer and installer operating in Australia and New Zealand. The purchase price was approximately $17.0 million, and the transaction was fully funded with cash on hand.

23.          CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
Latham Group, Inc.
(Parent Company Only)
Condensed Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Investment in subsidiary	$405,861	$387,222
Total assets	$405,861	$387,222
Liabilities and Stockholders’ Equity
Total liabilities	$—	$—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both December 31, 2025 and December 31, 2024; no shares issued and outstanding as of both December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 116,766,927 and 115,764,839 shares issued and outstanding, as of December 31, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	473,423	467,076
Accumulated deficit	(63,692)	(74,816)
Accumulated other comprehensive loss	(3,882)	(5,050)
Total stockholders’ equity	405,861	387,222
Total liabilities and stockholders’ equity	$405,861	$387,222
The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.
(Parent Company Only)
Condensed Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Equity in net income (loss) of subsidiary	$11,124	$(17,860)	$(2,388)
Net income (loss) attributable to common stockholders	$11,124	$(17,860)	$(2,388)
Net income (loss) per share
Net income (loss) per share attributable to common stockholders – basic and diluted
Basic	$0.10	$(0.15)	$(0.02)
Diluted	$0.09	$(0.15)	$(0.02)
Weighted-average common shares outstanding – basic and diluted
Basic	116,424,673	115,434,828	112,899,586
Diluted	119,822,088	115,434,828	112,899,586
The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.
(Parent Company Only)
Condensed Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$11,124	$(17,860)	$(2,388)
Equity in other comprehensive income (loss) of subsidiary	1,168	(1,511)	(6)
Comprehensive income (loss)	$12,292	$(19,371)	$(2,394)
The accompanying notes are an integral part of these condensed financial statements.

Latham Group, Inc.
(Parent Company Only)
Condensed Statement of Cash Flows
(in thousands)

Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$11,124	$(17,860)	$(2,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss of subsidiary	(11,124)	17,860	2,388
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Distribution from subsidiary	—	—	—
Net cash provided by investing activities	—	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	—
Repurchase and retirement of common stock	—	—	—
Net cash used in financing activities	—	—	—
Net increase in cash:	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—
The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements of Registrant (Parent Company Only)
1.           Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. Latham Group, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. Under the terms of the Credit Agreement entered into by the Latham Pool Products, a wholly owned subsidiary of LIMC, which itself is a wholly owned subsidiary of Latham Group, Inc., Latham Pool Products is restricted from making dividend payments, loans or advances to Latham Group, Inc., unless certain conditions are met. As of December 31, 2025 and 2024, substantially all of the consolidated net assets of Latham Pool Products are considered restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X.
Latham Group, Inc. is able to transfer assets from Latham Pool Products in order to pay certain tax liabilities.
These condensed parent company financial statements have been prepared using the same accounting principles and policies described in Note 2 of the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiary using the equity method compared to the consolidation method employed by Latham Pool Products with its subsidiaries.
2.           Common Stock
During the year ended December 31, 2023, the Company repurchased and concurrently retired 4,483,620 shares of the Company’s common stock for an aggregate amount of $23.0 million, pursuant to the Repurchase Program.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting following an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
Starting in the second quarter of 2024, as part of a multi-year implementation of a new ERP system, the Company began utilizing certain aspects of the new ERP system. Eventually, this ERP system will replace the existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to its management team. The Company does not believe the changes implemented to date represent a material change in internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 Plans
During the three months ended December 31, 2025, none of the Company's directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the following captions in our definitive proxy statement to be filed in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal One: Election of Class II Directors,” “Board of Directors and Corporate Governance – Class III Directors—Term Expiring at the 2027 Annual Meeting,” “Board of Directors and Corporate Governance – Class I Directors—Term Expiring at the 2028 Annual Meeting,” “Board of Directors and Corporate Governance – Board Committees,” “Board of Directors and Corporate Governance – Board Committees – Audit Committee,” “Board of Directors and Corporate Governance – Key Governance Policies – Code of Business Conduct and Ethics,” “Executive Officers” and “Delinquent Section 16(a) Reports,” and “Board of Directors and Corporate Governance – Key Governance Policies – Securities Trading Policy; Prohibition on Hedging and Pledging of Company Securities.”
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Board of Directors and Corporate Governance – Director Independence,” "Board of Directors and Corporate Governance - Board Committees" and “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is set forth under the following caption in our Proxy Statement, which is incorporated herein by reference: “Other Audit Committee Matters.”

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this report:
1)Financial Statements. The Company’s financial statements are included in Part II, Item 8, Financial Statements and Supplementary Data.
2)Financial Statements Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included under Part II, Item 8, Financial Statements and Supplementary Data.
3)Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report.
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
Credit and Guaranty Agreement, dated as of February 23, 2022, among Latham Pool Products, Inc., Latham International Manufacturing Corp., the other guarantors party thereto, the lenders and letter of credit issuers party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2022 (File No. 001-40358))

10.2
Stockholders Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.3
Registration Rights Agreement by and among Latham Group, Inc. and the stockholders party thereto, dated as of April 27, 2021 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.4
Form of Indemnification Agreement by and among the Latham Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.5†
Offer Letter, by and between Oliver C. Gloe and Latham Pool Products, Inc., dated October 20, 2023 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 24, 2023 (File No. 001- 40358))

10.6†
Amended Offer Letter, by and between Oliver C. Gloe and Latham Pool Products, Inc., dated May 12, 2025 (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025 (File No. 001-40358))

10.7†
Offer Letter by and between Latham Pool Products, Inc. and Sean Gadd, dated December 5, 2025 (incorporated by reference to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 8, 2025 (File No. 001-40358))

10.8†
Separation and Consulting Agreement by and between Latham Group, Inc. and Scott Rajeski, dated December 5, 2025 (incorporated by reference to Latham Group, Inc.'s Current Report on Form 8-K filed with the SEC on December 8, 2025)

Exhibit Number	Exhibit Description
10.9†
Form of Amendment to Employment Agreement (Specified Executive Officers) (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.10†
Form of Offer Letter (Specified Executive Officers) (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 25, 2023 (File No. 001-40358))

10.11†
Latham Pool Products, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Current Report on Form 8-K filed on July 25, 2023 with the SEC (File No. 001-40358))

10.12†
First Amended Latham Pool Products, Inc. Officer Severance Plan, dated August 1, 2025 (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025 (File No. 001-40358))

10.13†
Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.14†
First Amendment to the Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2023 (File No. 001-40358))

10.15†
Form of Nonqualified Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.16†
Form of Nonqualified Option Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025 (incorporated by reference to Exhibit 10.3 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025 (File No. 001-40358))

10.17†
Form of Restricted Stock Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.18†
Form of Restricted Stock Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025 (incorporated by reference to Exhibit 10.5 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025 (File No. 001-40358))

10.19†
Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021 (File No. 001-40358))

10.20†
Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023 (incorporated by reference to Exhibit 10.14 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

10.21†
Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025 (incorporated by reference to Exhibit 10.6 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025 (File No. 001-40358))

10.22†
Form of Stock Appreciation Right Award Agreement under the 2021 Omnibus Equity Incentive Plan dated March 2023 (incorporated by reference to Exhibit 10.15 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

10.23†
Form of Stock Appreciation Right Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025 (incorporated by reference to Exhibit 10.7 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025 (File No. 001-40358))

10.24†
Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 13, 2024 (File No. 001-40358))

10.25†
Form of Performance Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan dated October 2025 (incorporated by reference to Exhibit 10.4 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025 (File No. 001-40358))

10.26†
Latham Group, Inc. Amended and Restated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025 (File No. 001-40358))

Exhibit Number	Exhibit Description

10.27**	Latham Group, Inc. Amended and Restated Non-Employee Director Compensation Plan dated January 1, 2026

10.28†
Form of Latham Group, Inc. Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.17 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2023 (File No. 001-40358))

19*	Securities Trading Policy (incorporated by reference to Exhibit 19 to Latham Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 5, 2025 (File No. 001-40358))

21.1*	Subsidiaries of the registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
___________________________________________________________________________________
#Certain of the exhibits or portions of exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon request.
†Indicates management contract or compensatory plan.
*Filed herewith.
**Furnished herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date     March 4, 2026

LATHAM GROUP, INC.

/s/ Sean Gadd
Sean Gadd
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Gadd	Chief Executive Officer and President; Director	March 4, 2026
Sean Gadd	(Principal Executive Officer)

/s/ Oliver C. Gloe	Chief Financial Officer	March 4, 2026
Oliver C. Gloe	(Principal Financial Officer)

/s/ Suraj Kunchala	Vice President and Controller	March 4, 2026
Suraj Kunchala	(Principal Accounting Officer)

/s/ James E. Cline	Chairman of the Board	March 4, 2026
James E. Cline

/s/ Mark P. Laven	Vice Chairman of the Board	March 4, 2026
Mark P. Laven

/s/ DeLu Jackson	Director	March 4, 2026
DeLu Jackson

/s/ Frank J. Dellaquila	Director	March 4, 2026
Frank J. Dellaquila

/s/ Brian Pratt	Director	March 4, 2026
Brian Pratt

/s/ Suzan Morno-Wade	Director	March 4, 2026
Suzan Morno-Wade

/s/ William M. Pruellage	Director	March 4, 2026
William M. Pruellage

/s/ Jeffrey T. Jackson	Director	March 4, 2026
Jeffrey T. Jackson