Form 10-Q
period 2026-03-28
Latham Group, Inc.
filed 2026-05-06
CIK 1833197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _ to _
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 1, 2026, 117,411,589 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Latham Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 28, 2026	December 31, 2025
Assets
Current assets:
Cash	$27,481	$71,043
Trade receivables, net	89,213	39,914
Inventories, net	87,609	74,926
Income tax receivable	15,203	12,178
Prepaid expenses and other current assets	10,367	20,943
Total current assets	229,873	219,004
Property and equipment, net	138,154	118,820
Equity method investment	27,317	26,482
Deferred tax assets	1,056	718
Operating lease right-of-use assets	29,621	30,723
Goodwill	161,144	155,189
Intangible assets, net	265,541	268,073
Other assets	3,699	4,214
Total assets	$856,405	$823,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,874	$19,283
Revolving credit facility	31,000	—
Current maturities of long-term debt	3,250	3,250
Income tax payable	619	—
Current operating lease liabilities	6,792	7,630
Accrued expenses and other current liabilities	50,732	48,979
Total current liabilities	122,267	79,142
Long-term debt, net of discount, debt issuance costs, and current portion	276,983	276,591
Deferred income tax liabilities, net	34,269	34,269
Non-current operating lease liabilities	23,633	23,964
Other long-term liabilities	2,551	3,396
Total liabilities	$459,703	$417,362
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both March 28, 2026 and December 31, 2025; no shares issued and outstanding as of both March 28, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of March 28, 2026 and December 31, 2025; 117,407,719 and 116,766,927 shares issued and outstanding, as of March 28, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	472,145	473,423
Accumulated deficit	(72,226)	(63,692)
Accumulated other comprehensive loss	(3,229)	(3,882)
Total stockholders’ equity	396,702	405,861
Total liabilities and stockholders’ equity	$856,405	$823,223
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Net sales	$117,315	$111,420
Cost of sales	80,158	78,539
Gross profit	37,157	32,881
Selling, general, and administrative expense	36,589	30,620
Amortization	7,169	7,192
Loss from operations	(6,601)	(4,931)
Other expense:
Interest expense, net	4,756	6,371
Other expense (income), net	818	(308)
Total other expense, net	5,574	6,063
Earnings from equity method investment	835	953
Loss before income taxes	(11,340)	(10,041)
Income tax benefit	(2,806)	(4,079)
Net loss	$(8,534)	$(5,962)
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)
Weighted-average common shares outstanding – basic and diluted
Basic	116,894,080	115,885,111
Diluted	116,894,080	115,885,111
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Net loss	$(8,534)	$(5,962)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	653	217
Total other comprehensive income, net of tax	653	217
Comprehensive loss	$(7,881)	$(5,745)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2024	115,764,839	$12	$467,076	$(74,816)	$(5,050)	$387,222
Net loss	—	—	—	(5,962)	—	(5,962)
Foreign currency translation adjustments	—	—	—	—	217	217
Issuance of common stock upon release of restricted stock units	941,370	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(343,232)	—	(2,306)	—	—	(2,306)
Stock-based compensation expense	—	—	1,971	—	—	1,971
Balances at March 29, 2025	116,362,977	$12	$466,741	$(80,778)	$(4,833)	$381,142
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2025	116,766,927	$12	$473,423	$(63,692)	$(3,882)	$405,861
Net loss	—	—	—	(8,534)	—	(8,534)
Foreign currency translation adjustments	—	—	—	—	653	653
Issuance of common stock upon release of restricted stock units	1,005,086	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(364,294)	—	(2,382)	—	—	(2,382)
Stock-based compensation expense	—	—	1,104	—	—	1,104
Balances at March 28, 2026	117,407,719	$12	$472,145	$(72,226)	$(3,229)	$396,702
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net loss	$(8,534)	$(5,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,067	12,400
Unrealized foreign currency loss (gain)	848	(417)
Amortization of deferred financing costs and debt discount	430	430
Non-cash lease expense	1,855	1,776
Change in fair value of interest rate swap	(841)	283
Stock-based compensation expense	1,104	1,971
Bad debt expense	815	875
Other non-cash, net	62	(63)
Earnings from equity method investment	(835)	(953)
Changes in operating assets and liabilities:
Trade receivables	(49,505)	(52,550)
Inventories	(9,630)	(9,559)
Prepaid expenses and other current assets	(836)	189
Income tax receivable	(3,025)	(4,624)
Other assets	(120)	(10)
Accounts payable	9,708	14,271
Accrued expenses and other current liabilities	(2,279)	(4,861)
Other long-term liabilities	(4)	(78)
Net cash used in operating activities	(47,720)	(46,882)
Cash flows from investing activities:
Purchases of property and equipment	(10,500)	(3,452)
Acquisition of business, net of cash acquired	(14,399)	(4,934)
Net cash used in investing activities	(24,899)	(8,386)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	31,000	25,000
Repayments of finance lease obligations	(216)	(201)
Common stock withheld for taxes on restricted stock units	(2,382)	(2,306)
Net cash provided by financing activities	28,402	22,493
Effect of exchange rate changes on cash	655	343
Net decrease in cash	(43,562)	(32,432)
Cash at beginning of period	71,043	56,398
Cash at end of period	$27,481	$23,966
Supplemental cash flow information:
Cash paid for interest	$5,348	$6,266
Income taxes paid, net	(118)	344
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$698	$1,360
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	7,785	994
Purchase of property and equipment through settlement of deposit	12,000	—
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
Unaudited Interim Financial Information
The unaudited condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 28, 2026 and for the fiscal quarters ended March 28, 2026 and March 29, 2025, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2025 included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 4, 2026 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter ended March 28, 2026 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2026 or other interim periods thereof.
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

Recently Issued Accounting Pronouncements
The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company, which will occur no later than December 31, 2026. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which offers a practical expedient for public companies valuing their current expected credit losses. ASU 2025-05 is effective for public business entities for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The amendments should be applied prospectively. The Company has evaluated ASU 2025-05 and determined to not adopt the practical expedient.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) (“ASU 2025-11”), which improves the navigability of the required interim disclosures and clarifying when that guidance is applicable. ASU 2025-11 is effective for public business entities for interim reporting periods within annual fiscal years beginning after December 15, 2027. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2025-11 and its potential impact on the condensed consolidated financial statements.

3. ACQUISITIONS
Business Combinations
In February 2025, the Company completed the acquisition of two autocover dealers located in New York and Tennessee for a purchase price of $5.6 million. In February 2026, the Company completed the acquisition of Freedom Pools in Australia for a purchase price of $15.4 million, including a holdback of $1.6 million that has been accrued for on the Company's condensed consolidated balance sheet. Each of these acquisitions qualified as a business combination. These transactions resulted in an increase to goodwill and intangibles, but were not material to the Company's condensed consolidated financial statements, and as a result, additional business combination disclosures for these acquisitions have been omitted.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the fiscal quarters ended March 28, 2026 or March 29, 2025.
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
Term loans
Term loans are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	March 28, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan	$280,233	$278,482	$279,841	$279,841
Interest rate swap
The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of March 28, 2026 and December 31, 2025, the Company’s interest rate swap was a liability of $0.3 million and $1.1 million, respectively, which were recorded within other long-term liabilities on the condensed consolidated balance sheets. See Note 7 for further detail.
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill as of March 28, 2026 and as of December 31, 2025 was $161.1 million and $155.2 million, respectively. The change in the carrying value during the fiscal quarter ended March 28, 2026 was primarily driven by the acquisition of Freedom Pools made in the first fiscal quarter of 2026.

Intangible Assets
Intangible assets, net as of March 28, 2026 consisted of the following (in thousands):

	March 28, 2026
	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Amount
Trade names and trademarks	$149,305	$62	$44,442	$104,925
Patented technology	16,126	—	12,144	3,982
Technology	13,000	—	3,757	9,243
Pool designs	13,628	67	5,079	8,616
Dealer relationships	241,457	(81)	102,929	138,447
Order backlog	2,389	(10)	2,051	328
	$435,905	$38	$170,402	$265,541
The Company recognized $7.2 million of amortization expense related to intangible assets during each of the fiscal quarters ended March 28, 2026 and March 29, 2025.
The changes in the carrying values of dealer relationships, trade names and trademarks and backlog are driven by the acquisition of Freedom Pools made in the fiscal quarter ended March 28, 2026.
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
The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending	Estimated Future Amortization Expense
Remainder of fiscal year 2026	$22,084
2027	29,137
2028	28,117
2029	22,747
2030	21,898
Thereafter	141,558
$265,541

6. INVENTORIES, NET
Inventories, net consisted of the following (in thousands):

	March 28, 2026	December 31, 2025
Raw materials	$60,680	$50,973
Finished goods	26,929	23,953
	$87,609	$74,926
7. DEBT
The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	March 28, 2026	December 31, 2025
Term Loan	$284,813	$284,813
Revolving Credit Facility	31,000	—
Less: Unamortized discount and debt issuance costs	(4,580)	(4,972)
Total debt	311,233	279,841
Less: Current portion of Revolving Credit Facility	(31,000)	—
Less: Current portion of long-term debt	(3,250)	(3,250)
Total long-term debt	$276,983	$276,591
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
Revolving Credit Facility
The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027, which is within one year after the date after these financial statements are issued. The Company is currently in discussions to extend the Revolving Credit Facility before it matures. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement). Borrowings under the Revolving Credit Facility are not subject to amortization and are due at maturity.
The Company incurred debt issuance costs of $0.8 million related to the Revolving Credit Facility. The debt issuance costs were recorded within other assets on the condensed consolidated balance sheet and are being amortized over the life of the Revolving Credit Facility.
As of March 28, 2026, there was $31.0 million in outstanding borrowings on the Revolving Credit Facility and $44.0 million was available for future borrowing.

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
Outstanding borrowings as of March 28, 2026 were $280.2 million, net of unamortized discount and debt issuance costs of $4.6 million.
As of March 28, 2026, the unamortized debt issuance costs and discount on the Term Loan were $2.5 million and $2.1 million, respectively. The effective interest rate was 8.84% at March 28, 2026, including the impact of the Company’s interest rate swap.
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
Debt Maturities
Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Fiscal Year Ending	Term Loan
Remainder of fiscal year 2026	$3,250
2027	3,250
2028	3,250
2029	275,063
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
8. PRODUCT WARRANTIES
The warranty reserve activity consisted of the following (in thousands):

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Balance at the beginning of the fiscal year	$3,349	$2,647
Adjustments to reserve	589	669
Less: Settlements made (in cash or in kind)	(451)	(285)
Balance at the end of the fiscal quarter	$3,487	$3,031
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
The components of lease expense for the fiscal quarters ended March 28, 2026 and March 29, 2025 were as follows (in thousands):

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Operating lease expense	$2,287	$2,162
Finance lease amortization of assets	216	210
Finance lease interest on lease liabilities	58	68
Short-term lease expense	72	97
Variable lease expense	234	199
Total lease expense	$2,867	$2,736

Operating and finance lease right-of-use assets and lease-related liabilities as of March 28, 2026 and December 31, 2025 were as follows (in thousands):

	March 28, 2026	December 31, 2025	Classification

Lease right-of-use assets:
Operating leases	$29,621	$30,723	Operating lease right-of-use assets
Finance leases	2,619	2,714	Other assets
Total lease right-of-use assets	$32,240	$33,437

Lease-related liabilities:
Current
Operating leases	$6,792	$7,630	Current operating lease liabilities
Finance leases	834	815	Accrued expenses and other current liabilities
Non-current
Operating leases	23,633	23,964	Non-current operating lease liabilities
Finance leases	2,011	2,125	Other long-term liabilities
Total lease liabilities	$33,270	$34,534
The table below presents supplemental information related to leases as of March 28, 2026 and December 31, 2025:

	March 28, 2026	December 31, 2025
Weighted-average remaining lease term (years):
Finance leases	3.4	3.6
Operating leases	5.8	4.9
Weighted-average discount rate:
Finance leases	8.0%	8.1%
Operating leases	6.3%	5.9%
The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,807	$1,829

The following table summarizes fiscal year maturities of operating lease liabilities as of March 28, 2026 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2026	$6,584	$785	$7,369
2027	7,003	948	7,951
2028	5,671	936	6,607
2029	5,035	451	5,486
2030	4,266	120	4,386
Thereafter	7,932	7	7,939
Total lease payments	36,491	3,247	39,738
Less: Interest	(6,066)	(402)	(6,468)
Present value of lease liability	$30,425	$2,845	$33,270
10. NET SALES
The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
In-ground Swimming Pools	$59,731	$57,734
Covers	33,498	31,611
Liners	24,086	22,075
	$117,315	$111,420
11. INCOME TAXES
The effective income tax rate for the fiscal quarter ended March 28, 2026 was 24.8%, compared to 40.6% for the fiscal quarter ended March 29, 2025. The differences between the U.S. federal statutory income tax rate and the Company's effective income tax rates for the fiscal quarter ended March 28, 2026 and the fiscal quarter ended March 29, 2025 were primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit and the effects of branch accounting for Latham Canada.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA maintained the 21% corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductions and 100% bonus depreciation with effective dates during the year ended December 31, 2025. Revisions to the international tax framework are effective in the year ending December 31, 2026. The OBBBA did not have a material impact on the Company's effective tax rate.
12. STOCK-BASED COMPENSATION
On April 12, 2021, the Company’s stockholders approved the Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Omnibus Equity Plan”), which became effective on April 22, 2021, and was further amended on May 2, 2023 to, among other things, increase the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan to 21,170,212 shares. The 2021 Omnibus Equity Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other stock-based and cash-based awards.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Selling, general, and administrative	$1,104	$1,971
As of March 28, 2026, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $14.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
The following table represents the Company’s restricted stock units activity during the fiscal quarter ended March 28, 2026:

	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2026	3,335,594	$4.22
Granted	737,053	6.30
Vested	(1,005,086)	4.34
Forfeited	(279,273)	4.18
Outstanding at March 28, 2026	2,788,288	$4.74
Stock Options
The following table represents the Company’s stock options activity during the fiscal quarter ended March 28, 2026:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2026	1,150,712	$14.84
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 28, 2026	1,150,712	$14.84	4.34	$9
Vested and expected to vest at March 28, 2026	1,150,712	$14.84	4.34	$9
Options exercisable at March 28, 2026	1,091,290	$15.28	4.24	$7
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock Appreciation Rights
The following table represents the Company’s stock appreciation rights activity during the fiscal quarter ended March 28, 2026:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2026	514,503	$3.12
Granted	907,591	6.44
Exercised	—	—
Forfeited	—	—
Outstanding at March 28, 2026	1,422,094	$5.24	7.89	$1,115
Vested and expected to vest at March 28, 2026	1,422,094	$5.24	7.89	$1,115
Stock appreciation rights exercisable at March 28, 2026	359,679	$3.16	4.46	$768
The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.
Performance Stock Units
During the year ended December 31, 2025, the Compensation Committee of the Board approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s senior management. The 2025 PSU program includes three equal tranches of grants. Each tranche has an annual performance period, with performance goals established for the first tranche of PSUs granted in 2025 in dollars, and second and third tranches of PSUs granted or to be granted in 2026 and 2027, respectively, as a percentage of growth from actual performance in the prior year. Any earned PSUs cliff vest on the third anniversary of the grant date for the first tranche. Thirty-three percent of the target number of PSUs awarded on each grant date will be earned at 0% to 200% of the target number of PSUs based on the Company’s achievement of the applicable Adjusted EBITDA performance goal (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target and maximum performance) as defined in the award agreement, for each year of the three-year performance period beginning on January 1, 2025 and ending December 31, 2027. The first and second tranches of PSUs under the 2025 PSU program were granted in March 2025 and 2026, respectively.

During the quarter ended March 28, 2026, an additional round of PSU grants were approved. The 2026 PSU program includes three equal tranches of grants. Each tranche has an annual performance period, with performance goals established for the first tranche of PSUs granted in 2026 in dollars, and second and third tranches of PSUs to be granted in 2027 and 2028 as a percentage of growth from actual performance in the prior year. Any earned PSUs cliff vest on the third anniversary of the grant date for the first tranche. Thirty-three percent of the target number of PSUs awarded on each grant date will be earned at 0% to 200% of the target number of PSUs based on the Company’s achievement of the applicable Adjusted EBITDA performance goal (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target and maximum performance) as defined in the award agreement, for each year of the three-year performance period beginning on January 1, 2026 and ending December 31, 2028. The first tranche of PSUs under the 2026 PSU program were granted in March 2026.

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

The following table represents the Company’s PSU activity during the fiscal quarter ended March 28, 2026:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	941,803	$5.23
Granted	314,026	6.30
Adjustment for performance achievement (1)	—	—
Forfeited	(99,397)	7.20
Outstanding at March 28, 2026 ⁽²⁾	1,156,432	$5.35
(1)Represents the adjustment to previously granted PSUs based on the Company’s performance expectations as of the end of each respective fiscal year.
(2)An additional 409,883 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs granted on or after January 1, 2025 and outstanding as of March 28, 2026.
13. NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Numerator:
Net loss attributable to common stockholders	$(8,534)	$(5,962)
Denominator:
Weighted-average common shares outstanding
Basic	116,894,080	115,885,111
Diluted	116,894,080	115,885,111
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)
As of March 28, 2026 and December 31, 2025, 117,407,719 and 116,766,927 shares of common stock were issued and outstanding, respectively.
The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net loss per share because the effect was anti-dilutive:

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Restricted stock awards	—	—
Restricted stock units	—	200,279
Stock options	1,045,509	1,278,535
Stock appreciation rights	865,863	—
Performance stock units	—	87,462

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
Operations of the Company’s single segment consisted of the following (in thousands):

	Fiscal Quarter Ended
	March 28, 2026	March 29, 2025
Net sales	$117,315	$111,420
Other cost of sales(1)	75,619	74,580
Other selling, general and administrative expense(2)	30,550	26,684
Depreciation	5,682	4,998
Amortization(3)	7,385	7,192
Stock-based compensation expense	1,104	1,971
Strategic initiative costs(4)	450	644
Acquisition and integration related costs(5)	3,126	267
Restructuring charges(6)	—	15
Interest expense, net	4,756	6,371
Other expense (income), net	818	(308)
Earnings from equity method investment	(835)	(953)
Income tax benefit	(2,806)	(4,079)
Net loss	$(8,534)	$(5,962)
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
(6)Represents costs that include severance and other expenses for our executive management changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission, (“SEC”) on March 4, 2026 (the “Annual Report”).
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact may constitute forward-looking statements, including statements regarding our future operating results and financial position, our business strategy and plans, business and market trends, our objectives for future operations, macroeconomic and geopolitical conditions, acquisitions and related benefits, and the sufficiency of our cash balances, working capital and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. These statements involve known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those set forth under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report and as described in other subsequent reports we file with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. For similar reasons, our past results may not be a reliable indicator of future performance or trends. We encourage you to read this report and our other filings with the SEC carefully. You also should be aware that these risk factors and other information do not describe every risk that we face. New emerging risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time that may impair our business, financial condition, results of operations and cash flows. Although we believe that the expectations reflected in the forward-looking statements are reasonable and our expectations based on third-party information and projections are from sources that management believes to be reputable, we cannot guarantee future results, levels of activities, performance, or achievements.
These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report on Form 10-Q or the date specified herein, and we have based these forward-looking statements on our current expectations and projections about future events and trends. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. Our forward-looking statements further do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.
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

Our operations consist of approximately 1,900 employees on average across approximately 35 locations. The broad geographic reach of our national manufacturing and distribution network allows us to service our customers on short lead times and to deliver our products in a cost-effective manner. Our mission is to design and manufacture high-quality pool products, with the homeowner in mind, and to be a value-added partner to our dealers.
We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners.

Recent Developments
Highlights for the fiscal quarter ended March 28, 2026
•Increase in net sales of 5.3%, or $5.9 million, to $117.3 million for the fiscal quarter ended March 28, 2026, compared to $111.4 million for the fiscal quarter ended March 29, 2025.

•Increase in net loss of $2.6 million to $8.5 million and representing a 7.3% net loss margin for the fiscal quarter ended March 28, 2026, compared to $6.0 million and representing a 5.4% net loss margin for the fiscal quarter ended March 29, 2025.

•Increase in Adjusted EBITDA (as defined below) of $1.0 million to $12.2 million for the fiscal quarter ended March 28, 2026, compared to $11.1 million for the fiscal quarter ended March 29, 2025. Adjusted EBITDA margin increased from 10.0% to 10.4%.

Business Update
We continue to execute effectively on our strategic priorities and achieved sales growth in each of our product lines in the first quarter. Sales growth was led by gains in autocovers and liners and the benefits of the Freedom Pools acquisition while adverse weather conditions in North America kept organic in-ground pool sales steady year-over-year. Adjusted EBITDA growth outpaced sales growth by a considerable margin, demonstrating our substantial operating leverage and cost discipline, which more than offset the impact of higher investments in growth initiatives.

We continued to gain traction in Florida, our initial Sand State target market, where our fiberglass pool sales increased at a double-digit rate in the first quarter. This growth reflected the new dealer sign-ups we executed in 2025 and increased brand and product awareness driven by our advertising and marketing campaign. To accelerate our growth in Florida and the other Sand State markets, we are moving forward with several new initiatives to capture consumer demand and provide additional value to our dealers. These initiatives include the build out of our commercial organization, a new market development framework around segmentation by neighborhood, and the addition of sales resources in the field to keep Latham engaged with the consumer throughout the pool purchasing process while linking customers to our dealer network. These initiatives will be supported by a targeted marketing campaign aimed at educating consumers on the benefits of fiberglass and pool ownership.

Leadership Transition
Effective January 5, 2026, Sean Gadd was appointed as our President and Chief Executive Officer and as a member of the Board. Scott Rajeski retired from such positions effective as of January 4, 2026 and will serve as a Special Adviser for a six-month period.

Strategic Acquisition
Strategic transactions continue to be part of our growth strategy. On February 26, 2026, we completed the acquisition of Freedom Pools, a fiberglass pool manufacturer and installer operating in Australia and New Zealand. The acquisition is expected to be immediately accretive to our earnings, adding approximately $20.0 million in net sales and approximately $4.0 million in adjusted EBITDA, on an annualized basis, before acquisition synergies. The GAAP purchase price was $15.4 million, and included a holdback of $1.6 million that has been accrued on our condensed consolidated balance sheet. The transaction was fully funded with cash on hand.

Purchase of Property
We purchased four fiberglass production facilities that had previously been leased during the quarter ended March 28, 2026. The transaction was completed on February 6, 2026 for a total purchase price of $17.6 million. The purchase price included a $12 million deposit made in the fourth quarter of 2025, and $5.6 million paid at closing. This purchase was the primary reason for the increase of property and equipment, net on the condensed consolidated balance sheet.

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
Each product shipped is considered to be one performance obligation. With the exception of our extended service warranties and our custom product contracts, we recognize our revenue when control of our promised goods is transferred to our customers (dealer in one-step distribution channel or distributor in two-step distribution channel), either upon shipment or arrival at our customer’s destination depending upon the terms of the purchase order. Sales are recognized net of any estimated rebates, returns, allowances, or other sales incentives. Revenue that is derived from our extended service warranties, which are separately priced and sold, is recognized over the term of the contracts. Revenue from custom products is recognized over time utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimates for the entire cost of the performance obligation.
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

Results of Operations
Fiscal Quarter Ended March 28, 2026 Compared to Fiscal Quarter Ended March 29, 2025
The following table summarizes our results of operations for the fiscal quarter ended March 28, 2026 and March 29, 2025 (dollars in thousands):

	Fiscal Quarter Ended
		% of		% of		Change
	March 28,	Net	March 29,	Net	Change	% of
	2026	Sales	2025	Sales	Amount	Net Sales

Net sales	$117,315	100.0%	$111,420	100.0%	$5,895	—%
Cost of sales	80,158	68.3%	78,539	70.5%	1,619	(2.2)%
Gross profit	37,157	31.7%	32,881	29.5%	4,276	2.2%
Selling, general, and administrative expense	36,589	31.2%	30,620	27.4%	5,969	3.8%
Amortization	7,169	6.1%	7,192	6.5%	(23)	(0.4)%
Loss from operations	(6,601)	(5.6)%	(4,931)	(4.4)%	(1,670)	(1.2)%
Other expense (income):
Interest expense, net	4,756	4.1%	6,371	5.7%	(1,615)	(1.6)%
Other expense (income), net	818	0.7%	(308)	(0.3)%	1,126	1.0%
Total other expense, net	5,574	4.8%	6,063	5.4%	(489)	(0.6)%
Earnings from equity method investment	835	0.7%	953	0.8%	(118)	(0.1)%
Loss before income taxes	(11,340)	(9.7)%	(10,041)	(9.0)%	(1,299)	(0.7)%
Income tax benefit	(2,806)	(2.4)%	(4,079)	(3.6)%	1,273	1.2%
Net loss	$(8,534)	(7.3)%	$(5,962)	(5.4)%	$(2,572)	(1.9)%
Adjusted EBITDA (a)	$12,160	10.4%	$11,139	10.0%	$1,021	0.4%
________________________________________
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Net Sales
Net sales was $117.3 million for the fiscal quarter ended March 28, 2026, compared to $111.4 million for the fiscal quarter ended March 29, 2025. The $5.9 million, or 5.3%, increase in net sales was due to a $3.0 million increase in sales volume and a $2.9 million increase from higher pricing. The increase in net sales was primarily driven by organic growth in liners and covers, the acquisition of Freedom Pools, sales growth in Florida and the full year benefit of the 2025 price increase partially offset by adverse weather conditions across North America. The increase in net sales of $5.9 million across our product lines consisted of an increase of $2.0 million for in-ground swimming pools, $2.0 million for liners and $1.9 million for covers.
Cost of Sales and Gross Margin
Cost of sales was $80.2 million for the fiscal quarter ended March 28, 2026, compared to $78.5 million for the fiscal quarter ended March 29, 2025. Gross margin increased by 2.2%, to 31.7% of net sales for the fiscal quarter ended March 28, 2026, compared to 29.5% of net sales for the fiscal quarter ended March 29, 2025. The $1.6 million, or 2.1%, increase in cost of sales was primarily the result of the increase in sales volume, partially offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs. The 2.2% increase in gross margin was primarily driven by volume leverage and the benefits of lean manufacturing and value engineering initiatives.

Selling, General, and Administrative Expense
Selling, general, and administrative expense was $36.6 million for the fiscal quarter ended March 28, 2026, compared to $30.6 million for the fiscal quarter ended March 29, 2025. The $6.0 million, or 19.5%, increase in selling, general, and administrative expense was primarily due to acquisition and integration related costs, increased sales and marketing investment to accelerate the fiberglass conversion strategy in the Sand State markets, and our digital transformation efforts.
Amortization
Amortization was $7.2 million for both of the fiscal quarters ended March 28, 2026 and March 29, 2025.
Interest Expense, net
Interest expense, net was $4.8 million for the fiscal quarter ended March 28, 2026, compared to $6.4 million for the fiscal quarter ended March 29, 2025. The $1.6 million, or 25.3%, decrease in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, compared to the fiscal quarter ended March 29, 2025.
Other Expense (Income), Net
Other expense, net was $0.8 million for the fiscal quarter ended March 28, 2026, compared to other income, net of $0.3 million for fiscal quarter ended March 29, 2025. The $1.1 million increase in other expense, net was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.
Earnings from Equity Method Investment
Earnings from our equity method investment in Premier Pools & Spas was $0.8 million for the fiscal quarter ended March 28, 2026, compared to $1.0 million for the fiscal quarter ended March 29, 2025, due to the financial performance of Premier Pools & Spas.
Income Tax Benefit
Income tax benefit was $2.8 million for the fiscal quarter ended March 28, 2026, compared to $4.1 million for the fiscal quarter ended March 29, 2025. Our effective tax rate was 24.8% for the fiscal quarter ended March 28, 2026, compared to 40.6% for the fiscal quarter ended March 29, 2025. The differences between the U.S. federal statutory income tax rate and our effective income tax rates for the fiscal quarter ended March 28, 2026 and the fiscal quarter ended March 29, 2025 were primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit and the effects of branch accounting for Latham Canada.
Net Loss
Net loss was $8.5 million for the fiscal quarter ended March 28, 2026, compared to $6.0 million for the fiscal quarter ended March 29, 2025. The $2.6 million, or 43.1%, increase in net loss was primarily because of the factors described above.
Net Loss Margin
Net loss margin was 7.3% for the fiscal quarter ended March 28, 2026, compared to 5.4% for the fiscal quarter ended March 29, 2025. The 1.9% increase in net loss margin was driven by the factors described above.
Adjusted EBITDA
Adjusted EBITDA was $12.2 million for the fiscal quarter ended March 28, 2026, compared to $11.1 million for the fiscal quarter ended March 29, 2025. The $1.0 million, or 9.2%, increase in Adjusted EBITDA was primarily because of the gross profit growth from the increase in net sales, as well as the other factors described above.

Adjusted EBITDA Margin
Adjusted EBITDA margin was 10.4% for the fiscal quarter ended March 28, 2026, compared to 10.0% for the fiscal quarter ended March 29, 2025. The 0.4% increase in Adjusted EBITDA margin was primarily because of a $1.0 million increase in Adjusted EBITDA, compared to the fiscal quarter ended March 29, 2025, which was impacted by the factors described above.
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
The following table provides a reconciliation of our net loss to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin (dollars in thousands):

	Fiscal Quarter Ended
	March 28,	March 29,
	2026	2025
Net loss	$(8,534)	$(5,962)
Depreciation and amortization	13,067	12,400
Interest expense, net	4,756	6,371
Income tax benefit	(2,806)	(4,079)
Gain on sale and disposal of property and equipment	—	(69)
Restructuring charges(a)	—	15
Stock-based compensation expense(b)	1,104	1,971
Unrealized losses (gains) on foreign currency transactions(c)	997	(417)
Strategic initiative costs(d)	450	644
Acquisition and integration related costs(e)	3,126	267
Other(f)	—	(2)
Adjusted EBITDA	$12,160	$11,139
Net sales	$117,315	$111,420
Net loss margin	(7.3)%	(5.4)%
Adjusted EBITDA margin	10.4%	10.0%
______________________________________________________________
(a)Represents costs that include severance and other expenses for our executive management changes.
(b)Represents non-cash stock-based compensation expense.
(c)Represents unrealized foreign currency transaction losses (gains) associated with our international subsidiaries.
(d)Represents fees paid to external consultants and other expenses for our strategic initiatives.
(e)Represents acquisition and integration costs as well as other costs related to potential transactions.
(f)Other costs consist of other discrete items as determined by management, primarily including (i) fees paid to external advisors for various matters and (ii) other items.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, through borrowings under our credit facilities, and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements, any acquisitions or investments we may undertake.
As of March 28, 2026, we had $27.5 million of cash, $280.2 million of outstanding borrowings and an additional $44.0 million of borrowing availability under our Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the fiscal year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to our growth strategy, including production capacity, diversifying our product offerings, storage, and delivery equipment. We are in the middle of our digital transformation effort to upgrade all of our technology and enterprise resource planning ("ERP") systems. We expect to fund these capital expenditures from net cash provided by operating activities or the utilization of a portion of our borrowing availability under our Revolving Credit Facility.
Our disciplined capital activity allocation strategy remains focused on deploying capital opportunistically to position Latham for profitable organic and acquisition-related growth and to de-lever and further reduce our net debt leverage ratio.

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
Our Indebtedness
On February 23, 2022, Latham Pool Products, Inc. (“Latham Pool Products”), our wholly owned subsidiary, entered into the Credit Agreement with Barclays Bank PLC (the "Credit Agreement"), which provides a senior secured multicurrency revolving line of credit (the "Revolving Credit Facility") in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan (the “Term Loan”) in an initial principal amount of $325.0 million.
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
As of March 28, 2026, we were in compliance with all covenants under the Credit Agreement.
Revolving Credit Facility
The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and, thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio. Borrowings under the Revolving Credit Facility are not subject to amortization and are due at maturity.
As of March 28, 2026, we had $31.0 million in outstanding borrowings under the Revolving Credit Facility and $44.0 million was available for future borrowing.
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
As of March 28, 2026, we had $280.2 million of outstanding borrowings under the Term Loan.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (dollars in thousands):

	Fiscal Quarter Ended
	March 28,	March 29,
	2026	2025

Net cash used in operating activities	$(47,720)	$(46,882)
Net cash used in investing activities	(24,899)	(8,386)
Net cash provided by financing activities	28,402	22,493
Effect of exchange rate changes on cash	655	343
Net decrease in cash	$(43,562)	$(32,432)
Operating Activities
During the fiscal quarter ended March 28, 2026, operating activities used $47.7 million of cash. Net loss, after adjustments for non-cash items, provided cash of $8.0 million. Cash used in operating activities was primarily driven by changes in our operating assets and liabilities, which used $55.7 million. Net cash used due to changes in our operating assets and liabilities for the fiscal quarter ended March 28, 2026 consisted primarily of a $49.5 million increase in trade receivables, a $9.6 million increase in inventories, a $3.0 million increase in income tax receivable, a $2.3 million decrease in accrued expenses and other current liabilities, a $0.8 million increase in prepaid expenses and other current assets and a $0.1 million increase in other assets, partially offset by a $9.7 million increase in accounts payable. The change in trade receivables was primarily driven by the increase and timing of net sales, the change in accounts payable was primarily driven by volume of purchases and timing of payments and the change in inventories was primarily driven by the acquisition of Freedom Pools.
During the fiscal quarter ended March 29, 2025, operating activities used $46.9 million of cash. Net loss, after adjustments for non-cash items, provided cash of $10.3 million. Cash used in operating activities was driven by changes in our operating assets and liabilities of $57.2 million. Net cash used due to changes in our operating assets and liabilities for the fiscal quarter ended March 29, 2025 consisted primarily of a $52.6 million increase in trade receivables, a $9.6 million increase in inventories, a $4.9 million decrease in accrued expenses and other current liabilities, a $4.6 million increase in income tax receivable, a $0.1 million decrease in other long-term liabilities and a less than $0.1 million increase in other assets, partially offset by a $14.3 million increase in accounts payable and a $0.2 million decrease in prepaid expenses and other current assets. The change in trade receivables was primarily driven by the timing of net sales. The change in inventory was driven by pre-purchasing due to the global trade environment. The changes in accrued expenses and other current liabilities and accounts payable were primarily driven by volume of purchases and timing of payments.
Investing Activities
During the fiscal quarter ended March 28, 2026, investing activities used $24.9 million of cash, consisting of a cash payment for the acquisition of business, net of cash acquired of $14.4 million and purchases of property and equipment for $10.5 million. Acquisition of business, net of cash acquired included a $13.9 million cash paid for the acquisition of Freedom Pools and $0.5 million for a holdback paid related to the acquisition of two of our smaller autocover dealers in New York and Tennessee. Purchases of property and equipment included the second payment of $5.6 million that was paid as a follow up to the deposit made in the prior year of $12.0 million for the purchase of four fiberglass plants that had previously been leased. The remainder was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, and on-going strategic initiatives such as digital transformation.

During the fiscal quarter ended March 29, 2025, investing activities used $8.4 million of cash, consisting of the acquisition of two of our autocover dealers of $4.9 million and purchases of property and equipment for $3.5 million. The purchases of property and equipment was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, the majority of which relates to finishing up carryover projects from the prior year.
Financing Activities
During the fiscal quarter ended March 28, 2026, financing activities provided $28.4 million of cash, primarily consisting of proceeds from borrowing on our Revolving Credit Facility of $31.0 million, partially offset by common stock withheld for taxes on restricted stock units of $2.4 million and repayments of finance lease obligations of $0.2 million.
During the fiscal quarter ended March 29, 2025, financing activities provided $22.5 million of cash, primarily consisting of long-term debt borrowings of $25.0 million partially offset by common stock withheld for taxes on restricted stock units of $2.3 million and repayments of finance lease obligations of $0.2 million.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the fiscal quarter ended March 28, 2026 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
During the fiscal quarter ended March 28, 2026, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.
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
An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of March 28, 2026, would cause an increase or decrease to annual interest expense, net of approximately $1.4 million.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 28, 2026.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in legal proceedings in the ordinary course of business, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims, some of which may be covered by insurance. Currently, there are no legal proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended March 28, 2026. However, the results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of legal proceedings.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report, the risk factors that materially affect our business, financial condition, and results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report. You should carefully consider the risks, uncertainties, assumptions and other important factors set forth in the Annual Report and other subsequent reports we file with the SEC, including this Quarterly Report on Form 10-Q, any of which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. For similar reasons, our past results may not be a reliable indicator of future performance and trends. You also should be aware that these risk factors and other information do not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time, and we anticipate that subsequent events and developments will cause our views to change. In addition, these risks do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may undertake. Any of these known or emerging factors may materially adversely affect our business, financial condition, and operating results, as well as the trading price of our common stock.
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

The conflict in the Middle East between the United States, Israel and Iran and related geopolitical instability may adversely affect our business. In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region and has since taken actions to disrupt ocean bound vessels carrying petroleum and other supplies from passing through the Strait of Hormuz. The ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, increase the cost or reduce the availability of debt financing, and adversely impact customer spending patterns in markets in which we operate. To the extent that we are unable to offset potential increases in energy and commodity costs with price increases and other mitigation actions, our profitability and overall financial results could be adversely impacted by the ongoing conflict.

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

Item 5. Other Information
Rule 10b5-1 Trading Plans – Directors and Section 16 Officers
During the fiscal quarter ended March 28, 2026, none of the Company’s directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement.”

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
Latham Group, Inc. Amended and Restated Non-Employee Director Compensation Plan dated January 1, 2026 (incorporated by reference to Exhibit 10.27 to Latham Group, Inc.'s Annual Report on Form 10-K filed with the SEC on March 4, 2026)

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
_____________________________________________
*Filed herewith.
**Furnished herewith.
†Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:       May 6, 2026

LATHAM GROUP, INC.

/s/ Oliver C. Gloe
Oliver C. Gloe
Chief Financial Officer
(Principal Financial Officer)