Form 10-Q
period 2026-06-27
Latham Group, Inc.
filed 2026-08-05
CIK 1833197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 31, 2026, 117,646,086 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Latham Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 27, 2026	December 31, 2025
Assets
Current assets:
Cash	$43,480	$71,043
Trade receivables, net	95,230	39,914
Inventories, net	79,610	74,926
Income tax receivable	9,283	12,178
Prepaid expenses and other current assets	13,024	20,943
Total current assets	240,627	219,004
Property and equipment, net	136,331	118,820
Equity method investment	28,397	26,482
Deferred tax assets	1,056	718
Operating lease right-of-use assets	30,332	30,723
Goodwill	161,519	155,189
Intangible assets, net	258,225	268,073
Other assets	3,885	4,214
Total assets	$860,372	$823,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,992	$19,283
Current maturities of long-term debt	3,250	3,250
Income tax payable	387	—
Current operating lease liabilities	6,892	7,630
Accrued expenses and other current liabilities	63,006	48,979
Total current liabilities	111,527	79,142
Long-term debt, net of discount, debt issuance costs, and current portion	276,563	276,591
Deferred income tax liabilities, net	34,270	34,269
Non-current operating lease liabilities	24,314	23,964
Other long-term liabilities	2,266	3,396
Total liabilities	$448,940	$417,362
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both June 27, 2026 and December 31, 2025; no shares issued and outstanding as of both June 27, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of June 27, 2026 and December 31, 2025; 117,535,232 and 116,766,927 shares issued and outstanding, as of June 27, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	473,660	473,423
Accumulated deficit	(59,472)	(63,692)
Accumulated other comprehensive loss	(2,768)	(3,882)
Total stockholders’ equity	411,432	405,861
Total liabilities and stockholders’ equity	$860,372	$823,223
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$197,474	$172,639	$314,789	$284,059
Cost of sales	127,396	108,676	207,554	187,215
Gross profit	70,078	63,963	107,235	96,844
Selling, general, and administrative expense	37,620	31,940	74,209	62,560
Amortization	7,366	7,299	14,535	14,491
Income from operations	25,092	24,724	18,491	19,793
Other expense (income):
Interest expense, net	5,930	7,149	10,686	13,520
Other expense (income), net	1,376	(3,047)	2,194	(3,355)
Total other expense, net	7,306	4,102	12,880	10,165
Earnings from equity method investment	1,081	488	1,916	1,441
Income before income taxes	18,867	21,110	7,527	11,069
Income tax expense	6,113	5,130	3,307	1,051
Net income	$12,754	$15,980	$4,220	$10,018
Net income per share attributable to common stockholders:
Basic	$0.11	$0.14	$0.04	$0.09
Diluted	$0.11	$0.13	$0.04	$0.08
Weighted-average common shares outstanding – basic and diluted
Basic	117,476,605	116,466,736	117,191,888	116,181,404
Diluted	119,541,000	119,389,997	119,732,620	119,624,905
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$12,754	$15,980	$4,220	$10,018
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	461	(18)	1,114	199
Total other comprehensive income (loss), net of tax	461	(18)	1,114	199
Comprehensive income	$13,215	$15,962	$5,334	$10,217
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

Latham Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2025	116,766,927	$12	$473,423	$(63,692)	$(3,882)	$405,861
Net loss	—	—	—	(8,534)	—	(8,534)
Foreign currency translation adjustments	—	—	—	—	653	653
Issuance of common stock upon release of restricted stock units	1,005,086	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(364,294)	—	(2,382)	—	—	(2,382)
Stock-based compensation expense	—	—	1,104	—	—	1,104
Balances at March 28, 2026	117,407,719	$12	$472,145	$(72,226)	$(3,229)	$396,702

Net income	—	—	—	12,754	—	12,754
Foreign currency translation adjustments	—	—	—	—	461	461
Issuance of common stock upon release of restricted stock units	178,907	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(51,394)	—	(94)	—	—	(94)
Stock-based compensation expense	—	—	1,609	—	—	1,609
Balances at June 27, 2026	117,535,232	$12	$473,660	$(59,472)	$(2,768)	$411,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$4,220	$10,018
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26,739	25,097
Unrealized foreign currency loss (gain)	2,227	(4,059)
Amortization of deferred financing costs and debt discount	860	860
Non-cash lease expense	3,815	3,569
Change in fair value of interest rate swap	(1,076)	601
Stock-based compensation expense	2,713	3,352
Bad debt expense	1,137	1,372
Other non-cash, net	(556)	674
Earnings from equity method investment	(1,916)	(1,441)
Changes in operating assets and liabilities:
Trade receivables	(56,080)	(57,447)
Inventories	(1,201)	(900)
Prepaid expenses and other current assets	(2,996)	(2,706)
Income tax receivable	2,895	(4,924)
Other assets	(484)	(151)
Accounts payable	17,833	13,069
Accrued expenses and other current liabilities	7,707	2,351
Other long-term liabilities	(54)	(240)
Net cash provided by (used in) operating activities	5,783	(10,905)
Cash flows from investing activities:
Purchases of property and equipment	(16,053)	(10,344)
Acquisition of business, net of cash acquired	(14,250)	(4,934)
Net cash used in investing activities	(30,303)	(15,278)
Cash flows from financing activities:
Payments on long-term debt borrowings	(813)	(813)
Proceeds from borrowings on revolving credit facility	35,000	25,000
Payments on revolving credit facilities	(35,000)	(25,000)
Repayments of finance lease obligations	(441)	(404)
Common stock withheld for taxes on restricted stock units	(2,476)	(2,363)
Net cash used in financing activities	(3,730)	(3,580)
Effect of exchange rate changes on cash	687	308
Net decrease in cash	(27,563)	(29,455)
Cash at beginning of period	71,043	56,398
Cash at end of period	$43,480	$26,943
Supplemental cash flow information:
Cash paid for interest	$11,387	$14,683
Income taxes paid, net	304	379
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,056	$400
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	10,400	1,272
Purchase of property and equipment through settlement of deposit	12,000	—
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
Unaudited Interim Financial Information
The unaudited condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 27, 2026 and for the fiscal quarters and two fiscal quarters ended June 27, 2026 and June 28, 2025, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2025 included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 4, 2026 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter and two fiscal quarters ended June 27, 2026 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2026 or other interim periods thereof.
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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) (“ASU 2025-11”), which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. ASU 2025-11 is effective for public business entities for interim reporting periods within annual fiscal years beginning after December 15, 2027. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating ASU 2025-11 and its potential impact on the condensed consolidated financial statements.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the fiscal quarters ended June 27, 2026 or June 28, 2025.

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
Term loans
Term loans are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	June 27, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan	$279,813	$278,414	$279,841	$279,841
Interest rate swap
The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of June 27, 2026 and December 31, 2025, the Company’s interest rate swap was a liability of $0.1 million and $1.1 million, respectively, which were recorded within other long-term liabilities on the condensed consolidated balance sheets. See Note 7 for further detail.
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill as of June 27, 2026 and as of December 31, 2025 was $161.5 million and $155.2 million, respectively. The change in the carrying value during the two fiscal quarters ended June 27, 2026 was primarily driven by the acquisition of Freedom Pools made in the first fiscal quarter of 2026.
Intangible Assets
Intangible assets, net as of June 27, 2026 consisted of the following (in thousands):

	June 27, 2026
	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Amount
Trade names and trademarks	$149,313	$76	$46,115	$103,274
Patented technology	16,126	—	12,512	3,614
Technology	13,000	—	3,974	9,026
Pool designs	13,628	81	5,313	8,396
Dealer relationships	241,476	(92)	107,707	133,677
Order backlog	2,391	(9)	2,144	238
	$435,934	$56	$177,765	$258,225

The Company recognized $7.4 million and $14.5 million of amortization expense related to intangible assets during the fiscal quarter and two fiscal quarters ended June 27, 2026. The Company recognized $7.3 million and $14.5 million of amortization expense related to intangible assets during the fiscal quarter and two fiscal quarters ended June 28, 2025.
The changes in the carrying values of dealer relationships, trade names and trademarks and backlog are driven by the acquisition of Freedom Pools made in the two fiscal quarters ended June 27, 2026.
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
The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending	Estimated Future Amortization Expense
Remainder of fiscal year 2026	$14,725
2027	29,139
2028	28,120
2029	22,750
2030	21,900
Thereafter	141,591
$258,225
6. INVENTORIES, NET
Inventories, net consisted of the following (in thousands):

	June 27, 2026	December 31, 2025
Raw materials	$55,087	$50,973
Finished goods	24,523	23,953
	$79,610	$74,926

7. DEBT
The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	June 27, 2026	December 31, 2025
Term Loan	$284,000	$284,813
Revolving Credit Facility	—	—
Less: Unamortized discount and debt issuance costs	(4,187)	(4,972)
Total debt	279,813	279,841
Less: Current portion of long-term debt	(3,250)	(3,250)
Total long-term debt	$276,563	$276,591
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
Revolving Credit Facility
The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027, which is within one year after the date these financial statements are issued. The Company is currently in discussions to extend the Revolving Credit Facility before it matures. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio (as defined in the Credit Agreement). Borrowings under the Revolving Credit Facility are not subject to amortization and are due at maturity.
The Company incurred debt issuance costs of $0.8 million related to the Revolving Credit Facility. The debt issuance costs were recorded within other assets on the condensed consolidated balance sheet and are being amortized over the life of the Revolving Credit Facility.
During the two fiscal quarters ended June 27, 2026, the Company repaid $35.0 million of outstanding borrowings on the Revolving Credit Facility. As of June 27, 2026, there were no outstanding borrowings on the Revolving Credit Facility and $75.0 million was available for future borrowing.
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
Outstanding borrowings as of June 27, 2026 were $279.8 million, net of unamortized discount and debt issuance costs of $4.2 million.
As of June 27, 2026, the unamortized debt issuance costs and discount on the Term Loan were $2.3 million and $1.9 million, respectively. The effective interest rate was 8.94% at June 27, 2026, including the impact of the Company’s interest rate swap.
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
Debt Maturities
Principal payments due on the outstanding debt, excluding the Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Fiscal Year Ending	Term Loan
Remainder of fiscal year 2026	$2,438
2027	3,250
2028	3,250
2029	275,062
$284,000
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

8. PRODUCT WARRANTIES
The warranty reserve activity consisted of the following (in thousands):

	Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025
Balance at the beginning of the fiscal year	$3,349	$2,647
Adjustments to reserve	1,320	1,420
Less: Settlements made (in cash or in kind)	(1,317)	(1,080)
Balance at the end of the fiscal quarter	$3,352	$2,987
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
The components of lease expense for the fiscal quarter and two fiscal quarters ended June 27, 2026 and June 28, 2025 were as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating lease expense	$2,450	$2,164	$4,737	$4,326
Finance lease amortization of assets	219	211	435	421
Finance lease interest on lease liabilities	58	67	116	135
Short-term lease expense	67	96	139	193
Variable lease expense	228	168	462	367
Total lease expense	$3,022	$2,706	$5,889	$5,442

Operating and finance lease right-of-use assets and lease-related liabilities as of June 27, 2026 and December 31, 2025 were as follows (in thousands):

	June 27, 2026	December 31, 2025	Classification

Lease right-of-use assets:
Operating leases	$30,332	$30,723	Operating lease right-of-use assets
Finance leases	2,641	2,714	Other assets
Total lease right-of-use assets	$32,973	$33,437

Lease-related liabilities:
Current
Operating leases	$6,892	$7,630	Current operating lease liabilities
Finance leases	885	815	Accrued expenses and other current liabilities
Non-current
Operating leases	24,314	23,964	Non-current operating lease liabilities
Finance leases	1,978	2,125	Other long-term liabilities
Total lease liabilities	$34,069	$34,534
The table below presents supplemental information related to leases as of June 27, 2026 and December 31, 2025:

	June 27, 2026	December 31, 2025
Weighted-average remaining lease term (years):
Finance leases	3.3	3.6
Operating leases	5.6	4.9
Weighted-average discount rate:
Finance leases	7.9%	8.1%
Operating leases	6.3%	5.9%
The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,751	$3,666

The following table summarizes fiscal year maturities of operating lease liabilities as of June 27, 2026 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2026	$4,631	$545	$5,176
2027	7,745	1,049	8,794
2028	6,400	977	7,377
2029	5,769	492	6,261
2030	4,572	161	4,733
Thereafter	8,101	17	8,118
Total lease payments	37,218	3,241	40,459
Less: Interest	(6,012)	(378)	(6,390)
Present value of lease liability	$31,206	$2,863	$34,069
10. NET SALES
The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
In-ground Swimming Pools	$96,314	$78,601	$156,045	$136,335
Covers	40,984	37,245	74,482	68,855
Liners	60,176	56,793	84,262	78,869
	$197,474	$172,639	$314,789	$284,059
11. INCOME TAXES
The effective income tax rate for the fiscal quarter and two fiscal quarters ended June 27, 2026 was 32.4% and 43.9%, respectively, compared to 24.3% and 9.5%, respectively, for the fiscal quarter and two fiscal quarters ended June 28, 2025. The differences between the U.S. federal statutory income tax rate and the Company's effective income tax rates for the fiscal quarter ended June 27, 2026 and the fiscal quarter ended June 28, 2025 were primarily attributable to the discrete impact of stock-based compensation expense for which there is no associated tax benefit, the effects of branch accounting for Latham Canada and the jurisdictional mix of income.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA maintained the 21% corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. The OBBBA did not have a material impact on the Company's effective tax rate.
12. STOCK-BASED COMPENSATION
On April 12, 2021, the Company’s stockholders approved the Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Omnibus Equity Plan”), which became effective on April 22, 2021, and was further amended on May 2, 2023 and April 30, 2026. Such amendments, among other things, collectively increased the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan to 24,570,212 shares. The 2021 Omnibus Equity Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other stock-based and cash-based awards.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Selling, general, and administrative	$1,609	$1,381	$2,713	$3,352
As of June 27, 2026, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $11.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
The following table represents the Company’s restricted stock units activity during the two fiscal quarters ended June 27, 2026:

	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2026	3,335,594	$4.22
Granted	848,165	6.25
Vested	(1,121,197)	4.43
Forfeited	(491,540)	4.41
Outstanding at June 27, 2026	2,571,022	$4.77
Stock Options
The following table represents the Company’s stock options activity during the two fiscal quarters ended June 27, 2026:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2026	1,150,712	$14.84
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(23,649)	17.23
Outstanding at June 27, 2026	1,127,063	$14.78	3.76	$81
Vested and expected to vest at June 27, 2026	1,127,063	$14.78	3.76	$81
Options exercisable at June 27, 2026	1,073,609	$15.22	3.64	$61
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock Appreciation Rights
The following table represents the Company’s stock appreciation rights activity during the two fiscal quarters ended June 27, 2026:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2026	514,503	$3.12
Granted	907,591	6.44
Exercised	(38,529)	3.24
Forfeited	—	—
Outstanding at June 27, 2026	1,383,565	$5.30	7.84	$1,569
Vested and expected to vest at June 27, 2026	1,383,565	$5.30	7.84	$1,569
Stock appreciation rights exercisable at June 27, 2026	321,150	$3.15	4.68	$1,048
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

During the two fiscal quarters ended June 27, 2026, additional PSU grants were approved for the 2026 PSU program. The 2026 PSU program includes three equal tranches of grants. Each tranche has an annual performance period, with performance goals established for the first tranche of PSUs granted in 2026 in dollars, and second and third tranches of PSUs to be granted in 2027 and 2028 as a percentage of growth from actual performance in the prior year. Any earned PSUs cliff vest on the third anniversary of the grant date for the first tranche. Thirty-three percent of the target number of PSUs awarded on each grant date will be earned at 0% to 200% of the target number of PSUs based on the Company’s achievement of the applicable Adjusted EBITDA performance goal (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target and maximum performance) as defined in the award agreement, for each year of the three-year performance period beginning on January 1, 2026 and ending December 31, 2028. The first tranche of PSUs under the 2026 PSU program were granted in March 2026.

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

The following table represents the Company’s PSU activity during the two fiscal quarters ended June 27, 2026:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	941,803	$5.23
Granted	314,026	6.30
Adjustment for performance achievement (1)	—	—
Forfeited	(136,870)	7.05
Outstanding at June 27, 2026 ⁽²⁾	1,118,959	$5.31
(1)Represents the adjustment to previously granted PSUs based on the Company’s performance expectations as of the end of each respective fiscal year.
(2)An additional 354,312 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs granted on or after January 1, 2025 and outstanding as of June 27, 2026.
13. NET INCOME PER SHARE
Basic and diluted net income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income attributable to common stockholders	$12,754	$15,980	$4,220	$10,018
Denominator:
Weighted-average common shares outstanding
Basic	117,476,605	116,466,736	117,191,888	116,181,404
Diluted	119,541,000	119,389,997	119,732,620	119,624,905
Net income per share attributable to common stockholders:
Basic	$0.11	$0.14	$0.04	$0.09
Diluted	$0.11	$0.13	$0.04	$0.08
As of June 27, 2026 and December 31, 2025, 117,535,232 and 116,766,927 shares of common stock were issued and outstanding, respectively.
The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Restricted stock awards	—	—	—	—
Restricted stock units	705,895	759,917	352,947	320,065
Stock options	1,132,851	1,353,643	1,089,180	1,316,089
Stock appreciation rights	907,591	—	886,727	—
Performance stock units	302,012	309,781	151,006	198,622

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
Operations of the Company’s single segment consisted of the following (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$197,474	$172,639	$314,789	$284,059
Other cost of sales(1)	122,204	104,476	197,822	178,901
Other selling, general and administrative expense(2)	31,590	28,282	62,140	54,911
Depreciation	6,087	5,188	11,769	10,186
Amortization(3)	7,585	7,509	14,970	14,911
Stock-based compensation expense	1,609	1,381	2,713	3,352
Strategic initiative costs(4)	509	918	959	1,562
Acquisition and integration related costs(5)	2,798	16	5,925	283
Restructuring charges(6)	—	145	—	160
Interest expense, net	5,930	7,149	10,686	13,520
Other expense (income), net	1,376	(3,047)	2,194	(3,355)
Earnings from equity method investment	(1,081)	(488)	(1,916)	(1,441)
Income tax expense	6,113	5,130	3,307	1,051
Net income	$12,754	$15,980	$4,220	$10,018
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
(5)Represents acquisition and integration costs, including the earn-out related to the Coverstar Central acquisition, as well as other costs related to potential transactions.
(6)Represents costs that include severance and other expenses for our executive management changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026 (the “Annual Report”).
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

Our operations consist of approximately 1,900 employees on average across approximately 40 locations. The broad geographic reach of our national manufacturing and distribution network allows us to service our customers on short lead times and to deliver our products in a cost-effective manner. Our mission is to design and manufacture high-quality pool products, with the homeowner in mind, and to be a value-added partner to our dealers.
We conduct our business as one operating and reportable segment that designs, manufactures, and markets in-ground swimming pools, pool covers, and pool liners.

Recent Developments
Highlights for the fiscal quarter ended June 27, 2026
•Increase in net sales of 14.4%, or $24.8 million, to $197.5 million for the fiscal quarter ended June 27, 2026, compared to $172.6 million for the fiscal quarter ended June 28, 2025.

•Decrease in net income of $3.2 million to $12.8 million and representing a 6.5% net income margin for the fiscal quarter ended June 27, 2026, compared to $16.0 million and representing a 9.3% net income margin for the fiscal quarter ended June 28, 2025.

•Increase in Adjusted EBITDA (as defined below) of $4.7 million to $44.6 million for the fiscal quarter ended June 27, 2026, compared to $39.9 million for the fiscal quarter ended June 28, 2025. Adjusted EBITDA margin decreased from 23.1% to 22.6%.

Highlights for the two fiscal quarters ended June 27, 2026
•Increase in net sales of 10.8%, or $30.7 million, to $314.8 million for the two fiscal quarters ended June 27, 2026, compared to $284.1 million for the two fiscal quarters ended June 28, 2025.
•Decrease in net income of $5.8 million to a net income of $4.2 million and representing a 1.3% net income margin for the two fiscal quarters ended June 27, 2026, compared to net income of $10.0 million and representing a 3.5% net income margin for the two fiscal quarters ended June 28, 2025.
•Increase in Adjusted EBITDA of $5.7 million to $56.8 million for the two fiscal quarters ended June 27, 2026, compared to $51.0 million for the two fiscal quarters ended June 28, 2025. Adjusted EBITDA margin remained flat at 18.0%.
Business Update
Second quarter sales growth was driven by execution of our strategic priorities and supports our expectations of continued share gains across our product lines. Our in-ground pool sales increased 22.5%, or 13.6% organically, led by fiberglass pool sales, which are on track to account for approximately 80% of our full year in-ground pool sales in 2026. Cover sales were up 10% in the second quarter, led by growth in autocovers, indicating a steady increase in attachment rates on new pool installations.
We continued to gain traction in the Sand States, a key growth market for Latham, where second quarter sales increased at a double-digit rate. As noted last quarter, we are moving ahead with several new initiatives to accelerate our growth in these geographies, which have the potential to drive a step-change in companywide sales. In the last several months, we have made considerable progress in building our commercial organization, identified multiple target micro-markets as part of a refined market development framework around segmentation by communities, and added sales resources in the field to facilitate the sales process in concert with our dealers.

Second quarter gross profit increased, supported by higher volume and continued progress with lean manufacturing and value engineering initiatives. Demand for fiberglass pools accelerated faster than our typical seasonal ramp-up, resulting in approximately $2.8 million of incremental costs in the quarter, which represented a gross margin headwind of approximately 140 basis points. The majority of these costs are expected to be recovered in the second half of the year. Adjusted EBITDA increased 11.9% year over year, with Adjusted EBITDA margin of 22.6%, reflecting the impact of lower gross margin and the timing of sales and marketing investments. We also completed a program to optimize certain operational and administrative functions, which is enabling us to redeploy resources to sales and marketing initiatives designed to accelerate growth.

Strategic Acquisition
Strategic transactions continue to be part of our growth strategy. On February 26, 2026, we completed the acquisition of Freedom Pools, a fiberglass pool manufacturer and installer operating in Australia and New Zealand. The acquisition has been and is expected to continue to be immediately accretive to our earnings, adding approximately $20.0 million in net sales and approximately $4.0 million in Adjusted EBITDA, on an annualized basis, before acquisition synergies. The GAAP purchase price was $15.4 million, and included a holdback of $1.6 million that has been accrued on our condensed consolidated balance sheet. The transaction was fully funded with cash on hand.

Purchase of Property
During the fiscal quarter ended March 28, 2026, we purchased four fiberglass production facilities that had previously been leased. The transaction was completed on February 6, 2026 for a total purchase price of $17.6 million. The purchase price included a $12 million deposit made in the fourth quarter of 2025, and $5.6 million paid at closing. This purchase was the primary reason for the increase of property and equipment, net on the condensed consolidated balance sheet as of June 27, 2026.

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

Results of Operations
Fiscal Quarter Ended June 27, 2026 Compared to Fiscal Quarter Ended June 28, 2025
The following table summarizes our results of operations for the fiscal quarter ended June 27, 2026 and June 28, 2025 (dollars in thousands):

	Fiscal Quarter Ended
		% of		% of		Change
	June 27,	Net	June 28,	Net	Change	% of
	2026	Sales	2025	Sales	Amount	Net Sales

Net sales	$197,474	100.0%	$172,639	100.0%	$24,835	—%
Cost of sales	127,396	64.5%	108,676	62.9%	18,720	1.6%
Gross profit	70,078	35.5%	63,963	37.1%	6,115	(1.6)%
Selling, general, and administrative expense	37,620	19.1%	31,940	18.6%	5,680	0.5%
Amortization	7,366	3.7%	7,299	4.2%	67	(0.5)%
Income from operations	25,092	12.7%	24,724	14.3%	368	(1.6)%
Other expense (income):
Interest expense, net	5,930	3.0%	7,149	4.1%	(1,219)	(1.1)%
Other expense (income), net	1,376	0.7%	(3,047)	(1.7)%	4,423	2.4%
Total other expense, net	7,306	3.7%	4,102	2.4%	3,204	1.3%
Earnings from equity method investment	1,081	0.5%	488	0.3%	593	0.2%
Income before income taxes	18,867	9.6%	21,110	12.2%	(2,243)	(2.6)%
Income tax expense	6,113	3.1%	5,130	2.9%	983	0.2%
Net income	$12,754	6.5%	$15,980	9.3%	$(3,226)	(2.8)%
Adjusted EBITDA (a)	$44,616	22.6%	$39,887	23.1%	$4,729	(0.5)%
________________________________________
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Net Sales
Net sales was $197.5 million for the fiscal quarter ended June 27, 2026, compared to $172.6 million for the fiscal quarter ended June 28, 2025. The $24.8 million, or 14.4%, increase in net sales was due to a $19.0 million increase in sales volume and a $5.8 million increase from higher pricing. The increase in net sales was primarily driven by organic growth in each of our product lines, particularly the growth of our in-ground pool sales, sales growth in the Sand States, the acquisition of Freedom Pools and the full year benefit of the 2025 price increase. The increase in net sales of $24.8 million across our product lines consisted of an increase of $17.7 million for in-ground swimming pools, $3.7 million for covers and $3.4 million for liners.
Cost of Sales and Gross Margin
Cost of sales was $127.4 million for the fiscal quarter ended June 27, 2026, compared to $108.7 million for the fiscal quarter ended June 28, 2025. Gross margin decreased by 1.6%, to 35.5% of net sales for the fiscal quarter ended June 27, 2026, compared to 37.1% of net sales for the fiscal quarter ended June 28, 2025. The $18.7 million, or 17.2%, increase in cost of sales was primarily the result of the increase in sales volume, partially offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs. The 1.6% decrease in gross margin was primarily driven by quarter specific ramp-up costs of $2.8 million.

Selling, General, and Administrative Expense
Selling, general, and administrative expense was $37.6 million for the fiscal quarter ended June 27, 2026, compared to $31.9 million for the fiscal quarter ended June 28, 2025. The $5.7 million, or 17.8%, increase in selling, general, and administrative expense was primarily due to investments in our growth strategies, the timing of sales and marketing initiatives to accelerate the fiberglass conversion strategy in the Sand States, acquisition and integration related costs, which included $2.2 million of performance-based compensatory earn-out expenses related to our Coverstar Central acquisition in 2024, as well as our digital transformation efforts.

Amortization
Amortization was $7.4 million for the fiscal quarter ended June 27, 2026 and $7.3 million for the fiscal quarter ended June 28, 2025. The $0.1 million, or 0.9%, increase in amortization was due to the Freedom Pools acquisition.
Interest Expense, net
Interest expense, net was $5.9 million for the fiscal quarter ended June 27, 2026, compared to $7.1 million for the fiscal quarter ended June 28, 2025. The $1.2 million, or 17.1%, decrease in interest expense, net was primarily the result of the change in the fair value of our interest rate swap and a decrease in interest rates, compared to the fiscal quarter ended June 28, 2025.
Other Expense (Income), Net
Other expense, net was $1.4 million for the fiscal quarter ended June 27, 2026, compared to other income, net of $3.0 million for fiscal quarter ended June 28, 2025. The $4.4 million increase in other expense, net was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.
Earnings from Equity Method Investment
Earnings from our equity method investment in Premier Pools & Spas was $1.1 million for the fiscal quarter ended June 27, 2026, compared to $0.5 million for the fiscal quarter ended June 28, 2025, due to the financial performance of Premier Pools & Spas.
Income Tax Expense
Income tax expense was $6.1 million for the fiscal quarter ended June 27, 2026, compared to $5.1 million for the fiscal quarter ended June 28, 2025. Our effective tax rate was 32.4% for the fiscal quarter ended June 27, 2026, compared to 24.3% for the fiscal quarter ended June 28, 2025. The differences between the U.S. federal statutory income tax rate and our effective income tax rates for the fiscal quarter ended June 27, 2026 and the fiscal quarter ended June 28, 2025 were primarily attributable to the discrete impact of stock compensation expense for which there is no associated tax benefit, the effects of branch accounting for Latham Canada and the jurisdictional mix of income.
Net Income
Net income was $12.8 million for the fiscal quarter ended June 27, 2026, compared to $16.0 million for the fiscal quarter ended June 28, 2025. The $3.2 million, or 20.2%, decrease in net income was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries of $5.0 million, as well as the other factors described above.
Net Income Margin
Net income margin was 6.5% for the fiscal quarter ended June 27, 2026, compared to 9.3% for the fiscal quarter ended June 28, 2025. The 2.8% decrease in net income margin was primarily driven by the $3.2 million decrease in net income, as well as the other factors described above.

Adjusted EBITDA
Adjusted EBITDA was $44.6 million for the fiscal quarter ended June 27, 2026, compared to $39.9 million for the fiscal quarter ended June 28, 2025. The $4.7 million, or 11.9%, increase in Adjusted EBITDA was primarily because of the factors described above.
Adjusted EBITDA Margin
Adjusted EBITDA margin was 22.6% for the fiscal quarter ended June 27, 2026, compared to 23.1% for the fiscal quarter ended June 28, 2025. The 0.5% decrease in Adjusted EBITDA margin was primarily because of the decrease in gross margin and the timing of sales and marketing campaigns to accelerate market penetration in the Sand States as well as the other factors described above.
Two Fiscal Quarters Ended June 27, 2026 Compared to Two Fiscal Quarters Ended June 28, 2025

The following table summarizes our results of operations for the two fiscal quarters ended June 27, 2026 and June 28, 2025:

	Two Fiscal Quarters Ended
		% of		% of		Change
	June 27,	Net	June 28,	Net	Change	% of
	2026	Sales	2025	Sales	Amount	Net Sales

Net sales	$314,789	100.0%	$284,059	100.0%	$30,730	—%
Cost of sales	207,554	65.9%	187,215	65.9%	20,339	—%
Gross profit	107,235	34.1%	96,844	34.1%	10,391	—%
Selling, general, and administrative expense	74,209	23.6%	62,560	22.0%	11,649	1.6%
Amortization	14,535	4.6%	14,491	5.1%	44	(0.5)%
Income from operations	18,491	5.9%	19,793	7.0%	(1,302)	(1.1)%
Other expense (income):
Interest expense, net	10,686	3.4%	13,520	4.8%	(2,834)	(1.4)%
Other expense (income), net	2,194	0.7%	(3,355)	(1.2)%	5,549	1.9%
Total other expense, net	12,880	4.1%	10,165	3.6%	2,715	0.5%
Earnings from equity method investment	1,916	0.6%	1,441	0.5%	475	0.1%
Income before income taxes	7,527	2.4%	11,069	3.9%	(3,542)	(1.5)%
Income tax expense	3,307	1.1%	1,051	0.4%	2,256	0.7%
Net income	$4,220	1.3%	$10,018	3.5%	$(5,798)	(2.2)%
Adjusted EBITDA (a)	$56,776	18.0%	$51,027	18.0%	$5,749	—%
______________________________________________________________
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Net Sales
Net sales were $314.8 million for the two fiscal quarters ended June 27, 2026, compared to $284.1 million for the two fiscal quarters ended June 28, 2025. The $30.7 million, or 10.8%, increase in net sales was due to a $22.0 million increase in sales volume and a $8.7 million increase from higher pricing. The sales volume increase was primarily due to organic growth of 7.5% with the acquisition of Freedom Pools contributing the remainder. The increase in net sales across our product lines consisted of an increase of $19.7 million for in-ground swimming pools, $5.6 million for covers and $5.4 million for liners.
Cost of Sales and Gross Margin
Cost of sales was $207.6 million for the two fiscal quarters ended June 27, 2026, compared to $187.2 million for the two fiscal quarters ended June 28, 2025. Gross margin was 34.1% of net sales for the two fiscal quarters ended June 27, 2026 and June 28, 2025. The $20.3 million increase in cost of sales was primarily the result of the increase in sales volume, partially offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs. Gross margin was in line with prior year, and included second-quarter-specific ramp-up costs that offset the benefits of lean manufacturing and value engineering initiatives.
Selling, General, and Administrative Expense
Selling, general, and administrative expense was $74.2 million for the two fiscal quarters ended June 27, 2026, compared to $62.6 million for the two fiscal quarters ended June 28, 2025. The $11.6 million, or 18.6%, increase in selling, general, and administrative expense was primarily driven by increased sales and marketing investments to accelerate our fiberglass conversion strategy in the Sand States, acquisition and integration related costs, which included $4.5 million of performance-based compensatory earn-out expenses related to our Coverstar Central acquisition in 2024 and costs related to our digital transformation program.
Amortization
Amortization was $14.5 million for both the two fiscal quarters ended June 27, 2026 and June 28, 2025.
Interest Expense, net
Interest expense, net was $10.7 million for the two fiscal quarters ended June 27, 2026, compared to $13.5 million for the two fiscal quarters ended June 28, 2025. The $2.8 million, or 21.0%, decrease in interest expense, net was the result of the change in the fair value of our interest rate swap and a decrease in the outstanding balance of long-term debt, compared to the two fiscal quarters ended June 28, 2025.
Other (Income) Expense, Net
Other expense, net was $2.2 million for the two fiscal quarters ended June 27, 2026, compared to other income, net of $3.4 million for the two fiscal quarters ended June 28, 2025. The $5.5 million increase in other expense, net was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.
Earnings from Equity Method Investment
Earnings from our equity method investment in Premier Pools & Spas were $1.9 million for the two fiscal quarters ended June 27, 2026, compared to $1.4 million for the two fiscal quarters ended June 28, 2025, due to the financial performance of Premier Pools & Spas.
Income Tax Expense
Income tax expense was $3.3 million for the two fiscal quarters ended June 27, 2026, compared to income tax expense of $1.1 million for the two fiscal quarters ended June 28, 2025. Our effective tax rate was 43.9% for the two fiscal quarters ended June 27, 2026, compared to 9.5% for the two fiscal quarters ended June 28, 2025. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the two fiscal quarters ended June 27, 2026 and June 28, 2025 was primarily attributable to the discrete impact of stock compensation expense for which there is no associated tax benefit, the effects of branch accounting for Latham Canada and the jurisdictional mix of income.
Net Income
Net income was $4.2 million for the two fiscal quarters ended June 27, 2026, compared to $10.0 million for the two fiscal quarters ended June 28, 2025. The $5.8 million, or 57.9%, decrease in net income was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries of $6.4 million, as well as the other factors described above.
Net Income Margin
Net income margin was 1.3% for the two fiscal quarters ended June 27, 2026, compared to 3.5% for the two fiscal quarters ended June 28, 2025. The 2.2% decrease in net income margin was driven by a $5.8 million decrease in net income as well as the other factors described above.
Adjusted EBITDA
Adjusted EBITDA was $56.8 million for the two fiscal quarters ended June 27, 2026, compared to $51.0 million for the two fiscal quarters ended June 28, 2025. The $5.7 million, or 11.3%, increase in Adjusted EBITDA was driven by the factors described above.
Adjusted EBITDA Margin
Adjusted EBITDA margin was 18.0% and remained flat for the two fiscal quarters ended June 27, 2026 compared to the two fiscal quarters ended June 28, 2025.
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
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin (dollars in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net income	$12,754	$15,980	$4,220	$10,018
Depreciation and amortization	13,672	12,697	26,739	25,097
Interest expense, net	5,930	7,149	10,686	13,520
Income tax expense	6,113	5,130	3,307	1,051
Loss on sale and disposal of property and equipment	—	115	—	46
Restructuring charges(a)	—	145	—	160
Stock-based compensation expense(b)	1,609	1,381	2,713	3,352
Unrealized losses (gains) on foreign currency transactions(c)	1,231	(3,643)	2,227	(4,059)
Strategic initiative costs(d)	509	918	959	1,562
Acquisition and integration related costs(e)	2,798	16	5,925	283
Other(f)	—	(1)	—	(3)
Adjusted EBITDA	$44,616	$39,887	$56,776	$51,027
Net sales	$197,474	$172,639	$314,789	$284,059
Net income margin	6.5%	9.3%	1.3%	3.5%
Adjusted EBITDA margin	22.6%	23.1%	18.0%	18.0%
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
(e)Represents acquisition and integration costs, including the earn-out related to the Coverstar Central acquisition, as well as other costs related to potential transactions.

(f)Other costs consist of other discrete items as determined by management, primarily including (i) fees paid to external advisors for various matters and (ii) other items.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are net cash provided by operating activities and availability under our Revolving Credit Facility (as defined below). Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand, through borrowings under our credit facilities, and through the issuance of shares of our common stock. Our primary cash needs are to fund working capital, capital expenditures, debt service requirements and any acquisitions or investments we may undertake.
As of June 27, 2026, we had $43.5 million of cash, $279.8 million of outstanding borrowings and an additional $75.0 million of borrowing availability under our Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general, and administrative costs. Our working capital requirements fluctuate during the fiscal year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to our growth strategy, including production capacity, diversifying our product offerings, storage, and delivery equipment. We are currently undergoing a digital transformation effort to upgrade all of our technology and enterprise resource planning ("ERP") systems. We expect to fund these capital expenditures from net cash provided by operating activities or the utilization of a portion of our borrowing availability under our Revolving Credit Facility.
Our disciplined capital activity allocation strategy remains focused on deploying capital opportunistically to position Latham for profitable organic and acquisition-related growth and to de-lever and further reduce our net debt leverage ratio.

It is our belief that our existing cash, cash generated from operations and availability under our Revolving Credit Facility (which maturity is expected to be extended in the ordinary course before it matures) will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months, as well as our longer-term liquidity needs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.
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
As of June 27, 2026, we were in compliance with all covenants under the Credit Agreement.

Revolving Credit Facility
The Revolving Credit Facility may be utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The Revolving Credit Facility matures on February 23, 2027. We are currently in discussions to extend the Revolving Credit Facility before it matures. Loans outstanding under the Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or CDO (each, as defined in the Credit Agreement), as applicable, plus a margin of 3.50%, or at a rate per annum based on the Base Rate or the Canadian Prime Rate (each, as defined in the Credit Agreement), plus a margin of 2.50%. Loans outstanding under the Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the AUD Rate (each, as defined in the Credit Agreement), respectively, plus a margin of 3.50%. A commitment fee accrues on any unused portion of the commitments under the Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and initially was 0.375% per annum and, thereafter accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio. Borrowings under the Revolving Credit Facility are not subject to amortization and are due at maturity.
During the two fiscal quarters ended June 27, 2026, we repaid $35.0 million of outstanding borrowings on the Revolving Credit Facility. As of June 27, 2026, we had no outstanding borrowings under the Revolving Credit Facility and $75.0 million was available for future borrowing.
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
As of June 27, 2026, we had $279.8 million of outstanding borrowings under the Term Loan.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (dollars in thousands):

	Two Fiscal Quarters Ended
	June 27,	June 28,
	2026	2025

Net cash provided by (used in) operating activities	$5,783	$(10,905)
Net cash used in investing activities	(30,303)	(15,278)
Net cash used in financing activities	(3,730)	(3,580)
Effect of exchange rate changes on cash	687	308
Net decrease in cash	$(27,563)	$(29,455)
Operating Activities
During the two fiscal quarters ended June 27, 2026, operating activities provided $5.8 million of cash. Net income, after adjustments for non-cash items, provided cash of $38.2 million. Cash provided by operating activities was primarily driven by changes in our operating assets and liabilities, which used $32.4 million. Net cash used due to changes in our operating assets and liabilities for the two fiscal quarters ended June 27, 2026 consisted primarily of a $56.1 million increase in trade receivables, a $3.0 million increase in prepaid expenses and other current assets, a $1.2 million increase in inventories, a $0.5 million increase in other assets and a $0.1 million decrease in other long-term liabilities, partially offset by a $17.8 million increase in accounts payable, a $7.7 million increase in accrued expenses and other current liabilities and a $2.9 million decrease in income tax receivable. The change in trade receivables was primarily driven by the increase and timing of net sales, the change in accounts payable was primarily driven by volume of purchases and timing of payments.

During the two fiscal quarters ended June 28, 2025, operating activities used $10.9 million of cash. Net income, after adjustments for non-cash items, provided cash of $40.0 million. Cash used in operating activities was driven by changes in our operating assets and liabilities, which used $50.9 million. Net cash used by changes in our operating assets and liabilities for the two fiscal quarters ended June 28, 2025 consisted primarily of a $57.4 million increase in trade receivables, a $4.9 million increase in income tax receivable, a $2.7 million increase in prepaid expenses and other current assets, a $0.9 million increase in inventories, a $0.2 million decrease in other long-term liabilities and a $0.2 million increase in other assets, partially offset by a $13.1 million increase in accounts payable and a $2.4 million increase in accrued expenses and other current liabilities. The change in trade receivables was primarily driven by the increase and timing of net sales and the change in accounts payable was primarily driven by volume of purchases and timing of payments.
Investing Activities
During the two fiscal quarters ended June 27, 2026, investing activities used $30.3 million of cash, consisting of purchases of property and equipment for $16.1 million and a cash payment for the acquisition of business, net of cash acquired of $14.3 million. Acquisition of business, net of cash acquired included $13.9 million cash paid for the acquisition of Freedom Pools and $0.4 million for a holdback paid related to the acquisition of two of our smaller autocover dealers in New York and Tennessee. Purchases of property and equipment included the second payment of $5.6 million that was paid as a follow up to the deposit made in the prior year of $12.0 million for the purchase of four fiberglass plants that had previously been leased. The remainder was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, and on-going strategic initiatives such as digital transformation.
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
Financing Activities
During the two fiscal quarters ended June 27, 2026, financing activities used $3.7 million of cash, primarily consisting of common stock withheld for taxes on restricted stock units of $2.5 million, payments on long-term debt borrowings of $0.8 million and repayments of finance lease obligations of $0.4 million.
During the two fiscal quarters ended June 28, 2025, financing activities used $3.6 million of cash, primarily consisting of common stock withheld for taxes on restricted stock units of $2.4 million, Term Loan payments of $0.8 million and repayments of finance lease obligations of $0.4 million.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the two fiscal quarters ended June 27, 2026 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
During the two fiscal quarters ended June 27, 2026, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.
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
An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of June 27, 2026, would cause an increase or decrease to annual interest expense, net of approximately $1.2 million.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 27, 2026.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in legal proceedings in the ordinary course of business, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims, some of which may be covered by insurance. Currently, there are no legal proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended June 27, 2026. However, the results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of legal proceedings.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report, the risk factors that materially affect our business, financial condition, and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28,2026. You should carefully consider the risks, uncertainties, assumptions and other important factors set forth in the Annual Report and other subsequent reports we file with the SEC, including this Quarterly Report on Form 10-Q, any of which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. For similar reasons, our past results may not be a reliable indicator of future performance and trends. You also should be aware that these risk factors and other information do not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time, and we anticipate that subsequent events and developments will cause our views to change. In addition, these risks do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may undertake. Any of these known or emerging factors may materially adversely affect our business, financial condition, and operating results, as well as the trading price of our common stock.
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

The conflict in the Middle East between the United States, Israel and Iran and related geopolitical instability may adversely affect our business. In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region and has since taken actions to disrupt ocean-bound vessels carrying petroleum and other supplies from passing through the Strait of Hormuz. The ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has led and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, increase the cost or reduce the availability of debt financing, and adversely impact customer spending patterns in markets in which we operate. To the extent that we are unable to offset potential increases in energy and commodity costs with price increases and other mitigation actions, our profitability and overall financial results could be adversely impacted by the ongoing conflict.

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

Item 5. Other Information
Rule 10b5-1 Trading Plans – Directors and Section 16 Officers
During the fiscal quarter ended June 27, 2026, none of the Company’s directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement.”

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
Second Amendment to the Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10 to Latham Group, Inc.'s Current Report on Form 8-K filed with the SEC on May 5, 2026) (File No. 001-40358))

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
Date:       August 5, 2026

LATHAM GROUP, INC.

/s/ Oliver C. Gloe
Oliver C. Gloe
Chief Financial Officer
(Principal Financial Officer)