Form 10-Q
period 2026-09-26
Latham Group, Inc.
filed 2026-11-04
CIK 1833197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 30, 2026, 117,750,570 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Latham Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 26, 2026	December 31, 2025
Assets
Current assets:
Cash	$94,810	$71,043
Trade receivables, net	78,925	39,914
Inventories, net	86,691	74,926
Income tax receivable	6,447	12,178
Prepaid expenses and other current assets	9,743	20,943
Total current assets	276,616	219,004
Property and equipment, net	137,497	118,820
Equity method investment	28,189	26,482
Deferred tax assets	1,056	718
Operating lease right-of-use assets	32,830	30,723
Goodwill	161,732	155,189
Intangible assets, net	251,126	268,073
Other assets	3,412	4,214
Total assets	$892,458	$823,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,019	$19,283
Current maturities of long-term debt	2,250	3,250
Income tax payable	488	—
Current operating lease liabilities	7,022	7,630
Accrued expenses and other current liabilities	70,498	48,979
Total current liabilities	116,277	79,142
Long-term debt, net of discount, debt issuance costs, and current portion	290,212	276,591
Deferred income tax liabilities, net	34,269	34,269
Non-current operating lease liabilities	25,808	23,964
Other long-term liabilities	1,623	3,396
Total liabilities	$468,189	$417,362
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized as of both September 26, 2026 and December 31, 2025; no shares issued and outstanding as of both September 26, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized as of September 26, 2026 and December 31, 2025; 117,750,570 and 116,766,927 shares issued and outstanding, as of September 26, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	473,924	473,423
Accumulated deficit	(47,416)	(63,692)
Accumulated other comprehensive loss	(2,251)	(3,882)
Total stockholders’ equity	424,269	405,861
Total liabilities and stockholders’ equity	$892,458	$823,223
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$182,175	$161,903	$496,964	$445,962
Cost of sales	115,348	104,596	322,902	291,811
Gross profit	66,827	57,307	174,062	154,151
Selling, general and administrative expense	35,862	28,586	110,071	91,146
Amortization	7,358	7,213	21,893	21,704
Income from operations	23,607	21,508	42,098	41,301
Other expense (income):
Interest expense, net	5,423	6,067	16,109	19,587
Loss on extinguishment and modification of debt	5,022	—	5,022	—
Other (income) expense, net	(71)	1,168	2,123	(2,187)
Total other expense, net	10,374	7,235	23,254	17,400
Earnings from equity method investment	1,789	1,310	3,705	2,751
Income before income taxes	15,022	15,583	22,549	26,652
Income tax expense	2,966	7,466	6,273	8,517
Net income	$12,056	$8,117	$16,276	$18,135
Net income per share attributable to common stockholders:
Basic	$0.10	$0.07	$0.14	$0.16
Diluted	$0.10	$0.07	$0.14	$0.15
Weighted-average common shares outstanding – basic and diluted
Basic	117,690,489	116,603,331	117,360,560	116,323,609
Diluted	119,797,839	119,907,619	119,756,831	119,720,706
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$12,056	$8,117	$16,276	$18,135
Other comprehensive income, net of tax:
Foreign currency translation adjustments	517	146	1,631	345
Total other comprehensive income, net of tax	517	146	1,631	345
Comprehensive income	$12,573	$8,263	$17,907	$18,480
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

Latham Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2025	116,766,927	$12	$473,423	$(63,692)	$(3,882)	$405,861
Net loss	—	—	—	(8,534)	—	(8,534)
Foreign currency translation adjustments	—	—	—	—	653	653
Issuance of common stock upon release of restricted stock units	1,005,086	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(364,294)	—	(2,382)	—	—	(2,382)
Stock-based compensation expense	—	—	1,104	—	—	1,104
Balances at March 28, 2026	117,407,719	$12	$472,145	$(72,226)	$(3,229)	$396,702

Net income	—	—	—	12,754	—	12,754
Foreign currency translation adjustments	—	—	—	—	461	461
Issuance of common stock upon release of restricted stock units	178,907	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(51,394)	—	(94)	—	—	(94)
Stock-based compensation expense	—	—	1,609	—	—	1,609
Balances at June 27, 2026	117,535,232	$12	$473,660	$(59,472)	$(2,768)	$411,432

Net income	—	—	—	12,056	—	12,056
Foreign currency translation adjustments	—	—	—	—	517	517
Issuance of common stock upon release of restricted stock units	336,792	—	—	—	—	—
Common stock withheld for taxes on restricted stock units	(121,454)	—	(734)	—	—	(734)
Stock-based compensation expense	—	—	998	—	—	998
Balances at September 26, 2026	117,750,570	$12	$473,924	$(47,416)	$(2,251)	$424,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Latham Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$16,276	$18,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,194	37,978
Unrealized foreign currency loss (gain)	2,155	(2,878)
Amortization of deferred financing costs and debt discount	1,246	1,290
Non-cash lease expense	5,829	5,455
Change in fair value of interest rate swap	(1,468)	610
Stock-based compensation expense	3,711	5,332
Loss on extinguishment of debt	2,045	—
Bad debt expense	1,427	1,623
Other non-cash, net	632	655
Earnings from equity method investment	(3,705)	(2,751)
Distributions received from equity method investment	1,998	1,816
Changes in operating assets and liabilities:
Trade receivables	(40,138)	(50,352)
Inventories	(9,346)	7,331
Prepaid expenses and other current assets	(329)	(795)
Income tax receivable	5,731	(5,603)
Other assets	(131)	(241)
Accounts payable	15,752	16,296
Accrued expenses and other current liabilities	13,341	6,672
Other long-term liabilities	(644)	(452)
Net cash provided by operating activities	54,576	40,121
Cash flows from investing activities:
Purchases of property and equipment	(22,178)	(16,160)
Acquisition of business, net of cash acquired	(14,250)	(4,934)
Net cash used in investing activities	(36,428)	(21,094)
Cash flows from financing activities:
Proceeds from long-term debt borrowings, net of discount	298,500	—
Payments on long-term debt borrowings	(284,813)	(1,625)
Proceeds from borrowings on revolving credit facility	35,000	25,000
Payments on revolving credit facility	(35,000)	(25,000)
Deferred financing fees paid	(4,697)	—
Repayments of finance lease obligations	(663)	(616)
Common stock withheld for taxes on restricted stock units	(3,210)	(2,677)
Net cash provided by (used in) financing activities	5,117	(4,918)
Effect of exchange rate changes on cash	502	11
Net increase in cash	23,767	14,120
Cash at beginning of period	71,043	56,398
Cash at end of period	$94,810	$70,518
Supplemental cash flow information:
Cash paid for interest	$19,050	$20,735
Income taxes paid, net	472	8,023
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,050	$422
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	14,201	7,172
Purchase of property and equipment through settlement of deposit	12,000	—
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
Unaudited Interim Financial Information
The unaudited condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 26, 2026 and for the fiscal quarters and three fiscal quarters ended September 26, 2026 and September 27, 2025, respectively, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Latham Group, Inc.’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2025 included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 4, 2026 (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of these condensed consolidated financial statements, have been included. The Company’s results of operations for the fiscal quarter and three fiscal quarters ended September 26, 2026 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2026 or other interim periods thereof.
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

Recently Issued Accounting Pronouncements
The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition period related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company, which will occur no later than December 31, 2026. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements. Assets and liabilities measured at fair value using Level 3 inputs are based on one or more of the following valuation techniques: market approach, income approach or cost approach. There were no transfers between fair value measurement levels during the fiscal quarters ended September 26, 2026 or September 27, 2025.

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
Term loans
Term loans (see Note 7) are carried at amortized cost; however, the Company estimates the fair value of term loans for disclosure purposes. The fair value of a term loan is determined using inputs based on observable market data of a non-public exchange, which are classified as Level 2 inputs. The following table sets forth the carrying amount and fair value of the term loans (in thousands):

	September 26, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
New Term Loan	$292,462	$292,462	$—	$—
Prior Term Loan	$—	$—	$279,841	$279,841
Interest rate swap
The Company estimates the fair value of the interest rate swap on a quarterly basis using Level 2 inputs, including the forward SOFR curve. The fair value is estimated by comparing (i) the present value of all future monthly fixed rate payments versus (ii) the variable payments based on the forward SOFR curve. As of September 26, 2026 and December 31, 2025, the Company’s interest rate swap was an asset of $0.3 million and a liability of $1.1 million, respectively, which were recorded within other assets and other long-term liabilities, respectively, on the condensed consolidated balance sheets. See Note 7 for further detail.
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill as of September 26, 2026 and as of December 31, 2025 was $161.7 million and $155.2 million, respectively. The change in the carrying value during the three fiscal quarters ended September 26, 2026 was primarily driven by the acquisition of Freedom Pools made in the first fiscal quarter of 2026.

Intangible Assets
Intangible assets, net as of September 26, 2026 consisted of the following (in thousands):

	September 26, 2026
	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Amount
Trade names and trademarks	$149,319	$201	$47,789	$101,731
Patented technology	16,126	—	12,880	3,246
Technology	13,000	—	4,190	8,810
Pool designs	13,628	157	5,547	8,238
Dealer relationships	241,492	(57)	112,486	128,949
Order backlog	2,393	(3)	2,238	152
	$435,958	$298	$185,130	$251,126
The Company recognized $7.4 million and $21.9 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended September 26, 2026. The Company recognized $7.2 million and $21.7 million of amortization expense related to intangible assets during the fiscal quarter and three fiscal quarters ended September 27, 2025.
The changes in the carrying values of dealer relationships, trade names and trademarks and backlog during the three fiscal quarters ended September 26, 2026 were driven primarily by the acquisition of Freedom Pools made in the first fiscal quarter of 2026.
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
The Company estimates that amortization expense related to definite-lived intangible assets will be as follows in each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending	Estimated Future Amortization Expense
Remainder of fiscal year 2026	$7,363
2027	29,142
2028	28,121
2029	22,751
2030	21,902
Thereafter	141,847
$251,126

6. INVENTORIES, NET
Inventories, net consisted of the following (in thousands):

	September 26, 2026	December 31, 2025
Raw materials	$60,396	$50,973
Finished goods	26,295	23,953
	$86,691	$74,926
7. DEBT
The components of the Company’s outstanding long-term debt obligations consisted of the following (in thousands):

	September 26, 2026	December 31, 2025
New Term Loan	$300,000	$—
Prior Term Loan	—	284,813
Prior and New Revolving Credit Facilities	—	—
Less: Unamortized discount and debt issuance costs	(7,538)	(4,972)
Total debt	292,462	279,841
Less: Current portion of long-term debt	(2,250)	(3,250)
Total long-term debt	$290,212	$276,591
On August 20, 2026 (the "Closing Date"), Latham Pool Products and certain subsidiary guarantors entered into a new credit agreement (the "New Credit Agreement") with Jefferies Finance LLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million, which includes a sub-limit for letters of credit (the "New Revolving Credit Facility"), and a U.S. Dollar senior secured term loan facility (the “New Term Loan”) in an initial principal amount of $300.0 million (collectively, the "Refinancing"). On the Closing Date, proceeds from the borrowings under the New Credit Agreement were used to repay and replace all outstanding obligations under, and terminate, the Credit and Guaranty Agreement, dated as of February 23, 2022, among Latham Pool Products, Latham International Manufacturing Corp. ("LIMC") and the other guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (the "Prior Credit Agreement").
The New Credit Agreement was evaluated under ASC 470-50, Debt - Modifications and Extinguishments. The borrowings under the Refinancing represent a loan syndication. As such, the New Credit Agreement was evaluated on a lender-by-lender basis and resulted in new borrowings, extinguishments and modifications depending on each lender's participation or lack thereof in the New Term Loan and the New Revolving Credit Facility. As part of the New Credit Agreement, $1.0 million of previously capitalized debt issuance costs were expensed within loss on extinguishment and modification of debt in the condensed consolidated statement of operations for the three fiscal quarters ended September 26, 2026.

The Company is required to meet certain financial covenants, including maintaining specific liquidity measurements. To the extent that outstanding usage of the New Revolving Credit Facility exceeds 40% of the commitments under the New Revolving Credit Facility as of the last day of any fiscal quarter, LIMC is required to be in compliance with a maximum First Lien Net Leverage Ratio (as defined below) of 5.20:1.00 as of the last day of such fiscal quarter. There are also negative covenants, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness and make restricted payments and other distributions.
The New Credit Agreement contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of nonpermitted indebtedness, asset sales and casualty and condemnation events, in each case, subject to customary exceptions.

New Revolving Credit Facility
The New Revolving Credit Facility may be utilized to finance working capital and other general corporate purposes and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The New Revolving Credit Facility matures on August 20, 2031. Loans outstanding under the New Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or the Term CORRA Rate (each, as defined in the New Credit Agreement), as applicable, plus a margin ranging from 3.25% to 3.50%, depending on the First Lien Net Leverage Ratio (as defined in the New Credit Agreement, the "First Lien Net Leverage Ratio"), or at a rate per annum based on the Alternate Base Rate or the Canadian Prime Rate (each, as defined in the New Credit Agreement), plus a margin ranging from 2.25% to 2.50%, depending on the First Lien Net Leverage Ratio. Loans outstanding under the New Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the BBSY (each, as defined in the New Credit Agreement), respectively, plus a margin ranging from 3.25% to 3.50%, depending on the First Lien Net Leverage Ratio. A commitment fee accrues on any unused portion of the commitments under the New Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears, and accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net Leverage Ratio. Borrowings under the New Revolving Credit Facility are not subject to amortization and are due at maturity.
The Company incurred debt issuance costs of $0.8 million related to the New Revolving Credit Facility. The debt issuance costs were recorded within other assets on the condensed consolidated balance sheet and are being amortized over the life of the New Revolving Credit Facility.
As of September 26, 2026, there were no outstanding borrowings on the New Revolving Credit Facility and $75.0 million was available for future borrowing.
New Term Loan

Pursuant to the New Credit Agreement, Latham Pool Products borrowed $300.0 million in term loans. The New Term Loan matures on August 20, 2033. Loans outstanding under the New Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin of 4.00%, or based on the Alternate Base Rate (as defined in the New Credit Agreement), plus a margin of 3.00%. Loans under the New Term Loan are subject to scheduled quarterly amortization payments of $750,000, which represents 0.25% of the initial principal amount of the New Term Loan.
The Company recorded debt issuance costs of $5.2 million and $2.5 million of debt discount related to the New Term Loan as a direct reduction to the carrying amount of long-term debt on the condensed consolidated balance sheet.

Outstanding borrowings under the New Term Loan as of September 26, 2026 were $292.5 million, net of unamortized discount and debt issuance costs of $7.5 million.
As of September 26, 2026, the unamortized debt issuance costs and discount on the New Term Loan were $5.1 million and $2.4 million, respectively. The effective interest rate was 8.26% at September 26, 2026, including the impact of the Company’s interest rate swap.
Prior Revolving Credit Facility
On February 23, 2022, the Company entered into a revolving credit facility with Barclays Bank, PLC under the Prior Credit Agreement that was utilized to finance ongoing general corporate and working capital needs and permitted Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars up to $75.0 million (the "Prior Revolving Credit Facility"). The Prior Revolving Credit Facility had a maturity date of February 23, 2027 but was terminated as of the Closing Date of the Refinancing.
During the three fiscal quarters ended September 26, 2026, the Company repaid $35.0 million of outstanding borrowings on the Prior Revolving Credit Facility before the Refinancing.

Prior Term Loan

Pursuant to the Prior Credit Agreement, Latham Pool Products also borrowed $325.0 million in term loans (the "Prior Term Loan"). The Prior Term Loan was repaid and terminated as of the Closing Date of the Refinancing.

Interest Rate Risk
Interest rate risk associated with the Prior Credit Agreement was, and with the New Credit Agreement is, mitigated partially through interest rate swaps.
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
Debt Maturities
Principal payments due on the outstanding debt, excluding the New Revolving Credit Facility, in the next five fiscal years, excluding any potential payments based on excess cash flow levels, are as follows (in thousands):

Fiscal Year Ending	New Term Loan
Remainder of fiscal year 2026	$—
2027	3,000
2028	3,000
2029	3,000
2030	3,000
Thereafter	288,000
$300,000
Guarantees
The obligations under the New Credit Agreement are guaranteed by LIMC and the wholly-owned domestic subsidiaries of LIMC (other than Latham Pool Products) as set forth in the loan guaranty (the “Guarantors”), which was executed in connection with the New Credit Agreement. The obligations under the New Credit Agreement are secured by substantially all of the Guarantors’ tangible and intangible assets, including their accounts receivable, equipment, intellectual property and inventory. The New Credit Agreement also restricts payments and other distributions unless certain conditions are met, which could restrict the Company’s ability to pay dividends. The ownership chain between Latham Pool Products and the Company consists of a series of holding companies with no material assets, liabilities, or standalone operations other than indirect equity interests in Latham Pool Products.

8. PRODUCT WARRANTIES
The warranty reserve activity consisted of the following (in thousands):

	Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025
Balance at the beginning of the fiscal year	$3,349	$2,647
Adjustments to reserve	2,718	2,338
Less: Settlements made (in cash or in kind)	(2,661)	(1,957)
Balance at the end of the fiscal quarter	$3,406	$3,028
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
The components of lease expense for the fiscal quarter and three fiscal quarters ended September 26, 2026 and September 27, 2025 were as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating lease expense	$2,545	$2,266	$7,282	$6,592
Finance lease amortization of assets	214	215	649	636
Finance lease interest on lease liabilities	56	67	171	202
Short-term lease expense	70	135	210	328
Variable lease expense	210	187	673	554
Total lease expense	$3,095	$2,870	$8,985	$8,312

Operating and finance lease right-of-use assets and lease-related liabilities as of September 26, 2026 and December 31, 2025 were as follows (in thousands):

	September 26, 2026	December 31, 2025	Classification

Lease right-of-use assets:
Operating leases	$32,830	$30,723	Operating lease right-of-use assets
Finance leases	2,480	2,714	Other assets
Total lease right-of-use assets	$35,310	$33,437

Lease-related liabilities:
Current
Operating leases	$7,022	$7,630	Current operating lease liabilities
Finance leases	914	815	Accrued expenses and other current liabilities
Non-current
Operating leases	25,808	23,964	Non-current operating lease liabilities
Finance leases	1,782	2,125	Other long-term liabilities
Total lease liabilities	$35,526	$34,534
The table below presents supplemental information related to leases as of September 26, 2026 and December 31, 2025:

	September 26, 2026	December 31, 2025
Weighted-average remaining lease term (years):
Finance leases	3.1	3.6
Operating leases	5.4	4.9
Weighted-average discount rate:
Finance leases	7.9%	8.1%
Operating leases	6.5%	5.9%
The table below presents supplemental information related to the cash flows for operating leases recorded on the condensed consolidated statements of cash flows (in thousands):

	Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$5,693	$5,589

The following table summarizes fiscal year maturities of operating and finance lease liabilities as of September 26, 2026 (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of fiscal year 2026	$2,372	$274	$2,646
2027	8,556	1,080	9,636
2028	7,175	985	8,160
2029	6,569	498	7,067
2030	5,393	167	5,560
Thereafter	9,077	19	9,096
Total lease payments	39,142	3,023	42,165
Less: Interest	(6,312)	(327)	(6,639)
Present value of lease liability	$32,830	$2,696	$35,526
10. NET SALES
The following table sets forth the Company’s disaggregation of net sales by product line (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
In-ground Swimming Pools	$92,442	$75,377	$248,487	$211,711
Covers	59,643	54,893	134,125	123,749
Liners	30,090	31,633	114,352	110,502
	$182,175	$161,903	$496,964	$445,962
11. INCOME TAXES
The effective income tax rate for the fiscal quarter and three fiscal quarters ended September 26, 2026 was 19.7% and 27.8%, respectively, compared to 47.9% and 32.0%, respectively, for the fiscal quarter and three fiscal quarters ended September 27, 2025. The differences between the U.S. federal statutory income tax rate and the Company's effective income tax rates for the fiscal quarter ended September 26, 2026 and the fiscal quarter ended September 27, 2025 were primarily attributable to the jurisdictional mix of income, the discrete impact of stock-based compensation forfeitures or windfalls and exercises and the effects of branch accounting for Latham Canada.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA maintained the 21% corporate tax rate and made permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductibility and 100% bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. The OBBBA did not have a material impact on the Company's effective tax rate.
12. STOCK-BASED COMPENSATION
On April 12, 2021, the Company’s stockholders approved the Latham Group, Inc. 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Omnibus Equity Plan”), which became effective on April 22, 2021, and was further amended on May 2, 2023 and April 30, 2026. Such amendments, among other things, collectively increased the maximum aggregate number of shares reserved for issuance under the 2021 Omnibus Equity Plan to 24,570,212 shares. The 2021 Omnibus Equity Plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other stock-based and cash-based awards.

The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Selling, general and administrative	$998	$1,980	$3,711	$5,332
As of September 26, 2026, total unrecognized stock-based compensation expense related to all unvested stock-based awards was $9.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units
The following table represents the Company’s restricted stock units activity during the three fiscal quarters ended September 26, 2026:

	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2026	3,335,594	$4.22
Granted	922,631	6.26
Vested	(1,213,999)	4.36
Forfeited	(746,468)	4.49
Outstanding at September 26, 2026	2,297,758	$4.88
Stock Options
The following table represents the Company’s stock options activity during the three fiscal quarters ended September 26, 2026:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2026	1,150,712	$14.84
Granted	—	—
Exercised	(15,562)	5.77
Forfeited	—	—
Expired	(100,757)	17.20
Outstanding at September 26, 2026	1,034,393	$14.74	4.65	$57
Vested and expected to vest at September 26, 2026	1,034,393	$14.74	4.65	$57
Options exercisable at September 26, 2026	1,031,811	$14.77	4.65	$52
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock Appreciation Rights
The following table represents the Company’s stock appreciation rights activity during the three fiscal quarters ended September 26, 2026:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2026	514,503	$3.12
Granted	907,591	6.44
Exercised	(200,719)	3.24
Forfeited	(13,569)	3.24
Outstanding at September 26, 2026	1,207,806	$5.59	8.64	$963
Vested and expected to vest at September 26, 2026	1,207,806	$5.59	8.64	$963
Stock appreciation rights exercisable at September 26, 2026	158,960	$3.05	6.69	$508
The aggregate intrinsic value of stock appreciation rights is calculated as the difference between the strike price of the stock appreciation rights and the fair value of the Company’s common stock for those stock appreciation rights that had strike prices lower than the fair value of the Company’s common stock.
Performance Stock Units
During the year ended December 31, 2025, the Compensation Committee of the Board of Directors of the Company approved the grant of performance stock units (“PSUs”) as a portion of the annual equity award to the Company’s senior management. The 2025 PSU program includes three equal tranches of grants. Each tranche has an annual performance period, with performance goals established for the first tranche of PSUs granted in 2025 in dollars, and second and third tranches of PSUs granted or to be granted in 2026 and 2027, respectively, as a percentage of growth from actual performance in the prior year. Any earned PSUs cliff vest on the third anniversary of the grant date for the first tranche. Thirty-three percent of the target number of PSUs awarded on each grant date will be earned at 0% to 200% of the target number of PSUs based on the Company’s achievement of the applicable Adjusted EBITDA performance goal (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target performance and between target and maximum performance) as defined in the award agreement, for each year of the three-year performance period beginning on January 1, 2025 and ending December 31, 2027. The first and second tranches of PSUs under the 2025 PSU program were granted in March 2025 and 2026, respectively.

During the three fiscal quarters ended September 26, 2026, additional PSU grants were approved for the 2026 PSU program. The 2026 PSU program includes three equal tranches of grants. Each tranche has an annual performance period, with performance goals established for the first tranche of PSUs granted in 2026 in dollars, and second and third tranches of PSUs to be granted in 2027 and 2028, respectively, as a percentage of growth from actual performance in the prior year. Any earned PSUs cliff vest on the third anniversary of the grant date for the first tranche. Thirty-three percent of the target number of PSUs awarded on each grant date will be earned at 0% to 200% of the target number of PSUs based on the Company’s achievement of the applicable Adjusted EBITDA performance goal (with 100% of PSUs being earned at target performance, and linear interpolation between threshold and target performance and between target and maximum performance) as defined in the award agreement, for each year of the three-year performance period beginning on January 1, 2026 and ending December 31, 2028. The first tranche of PSUs under the 2026 PSU program was granted in March 2026.

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

The following table represents the Company’s PSU activity during the three fiscal quarters ended September 26, 2026:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	941,803	$5.23
Granted	314,026	6.30
Vested	(190,328)	7.08
Adjustment for performance achievement (1)	—	—
Forfeited	(277,032)	6.11
Outstanding at September 26, 2026 ⁽²⁾	788,469	$4.90
(1)Represents the adjustment to previously granted PSUs based on the Company’s performance expectations as of the end of each respective fiscal year.
(2)An additional 358,180 PSUs could potentially be included if the maximum performance level of 200% is earned for all PSUs granted on or after January 1, 2025 and outstanding as of September 26, 2026.
13. NET INCOME PER SHARE
Basic and diluted net income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net income attributable to common stockholders	$12,056	$8,117	$16,276	$18,135
Denominator:
Weighted-average common shares outstanding
Basic	117,690,489	116,603,331	117,360,560	116,323,609
Diluted	119,797,839	119,907,619	119,756,831	119,720,706
Net income per share attributable to common stockholders:
Basic	$0.10	$0.07	$0.14	$0.16
Diluted	$0.10	$0.07	$0.14	$0.15
As of September 26, 2026 and December 31, 2025, 117,750,570 and 116,766,927 shares of common stock were issued and outstanding, respectively.
The following table includes the number of shares that may be dilutive common shares in the future that were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Restricted stock awards	—	—	—	—
Restricted stock units	3,453	—	236,449	240,049
Stock options	1,026,832	1,031,911	1,068,397	1,221,363
Stock appreciation rights	894,095	—	889,183	—
Performance stock units	—	—	100,671	132,414

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
Operations of the Company’s single segment consisted of the following (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$182,175	$161,903	$496,964	$445,962
Other cost of sales(1)	109,964	100,174	307,786	279,229
Other selling, general and administrative expense(2)	28,745	24,669	90,886	79,427
Depreciation	5,883	5,452	17,652	15,638
Amortization(3)	7,572	7,429	22,542	22,340
Stock-based compensation expense	998	1,980	3,711	5,332
Strategic initiative costs(4)	686	684	1,645	2,246
Acquisition and integration related costs(5)	3,231	7	9,155	289
Restructuring charges(6)	1,489	—	1,489	160
Interest expense, net	5,423	6,067	16,109	19,587
Loss on extinguishment and modification of debt(7)	5,022	—	5,022	—
Other (income) expense, net	(71)	1,168	2,123	(2,187)
Earnings from equity method investment	(1,789)	(1,310)	(3,705)	(2,751)
Income tax expense	2,966	7,466	6,273	8,517
Net income	$12,056	$8,117	$16,276	$18,135
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
(6)Represents costs that include severance and other expenses for our program to optimize certain operational and administrative functions.
(7)Represents the loss on extinguishment and modification of debt in connection with the Refinancing.

15. SUBSEQUENT EVENTS
On October 27, 2026, the Latham Board of Directors approved a stock repurchase program (the “Repurchase Program”) which authorized the Company to repurchase up to $100 million of the Company’s shares of common stock over the next three years. The Company may effect these repurchases in open market transactions, privately negotiated purchases or other acquisitions. The Company is not obligated to repurchase any of its shares of its common stock under the Repurchase Program and the timing and amount of any repurchases will depend on market conditions, the Company’s stock price, alternative uses of capital, the terms of the Company’s debt instruments and other factors.

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

Recent Developments
Highlights for the fiscal quarter ended September 26, 2026
•Increase in net sales of 12.5%, or $20.3 million, to $182.2 million for the fiscal quarter ended September 26, 2026, compared to $161.9 million for the fiscal quarter ended September 27, 2025.

•Increase in net income of $3.9 million to $12.1 million and representing a 6.6% net income margin for the fiscal quarter ended September 26, 2026, compared to $8.1 million and representing a 5.0% net income margin for the fiscal quarter ended September 27, 2025.

•Increase in Adjusted EBITDA (as defined below) of $6.9 million to $45.3 million for the fiscal quarter ended September 26, 2026, compared to $38.3 million for the fiscal quarter ended September 27, 2025. Adjusted EBITDA margin increased from 23.7% to 24.8%.

Highlights for the three fiscal quarters ended September 26, 2026
•Increase in net sales of 11.4%, or $51.0 million, to $497.0 million for the three fiscal quarters ended September 26, 2026, compared to $446.0 million for the three fiscal quarters ended September 27, 2025.
•Decrease in net income of $1.9 million to $16.3 million and representing a 3.3% net income margin for the three fiscal quarters ended September 26, 2026, compared to net income of $18.1 million and representing a 4.1% net income margin for the three fiscal quarters ended September 27, 2025.
•Increase in Adjusted EBITDA of $12.7 million to $102.0 million for the three fiscal quarters ended September 26, 2026, compared to $89.4 million for the three fiscal quarters ended September 27, 2025. Adjusted EBITDA margin increased from 20.0% to 20.5%.
Business Update
We delivered strong third quarter and year-to-date results, demonstrating continued success in material conversion and underpinning our expectation that Latham continues to gain share across our product lines. Third quarter net sales increased by 12.5%, including 8.4% organic growth, led by in-ground pool sales, which grew by 22.6%, or 13.9% organically, compared to last year’s third quarter.

The substantial increase in in-ground pool sales was driven almost entirely by fiberglass pools, which are increasingly being recognized by consumers and pool builders for their competitive advantages over concrete, namely fast and easy installation, cost efficiency, durability, lifetime warranty and lower maintenance costs. Similarly, autocovers continued to gain momentum as they have strong safety benefits, offer significant cost savings to pool owners and are compatible with all types of in-ground pools. Cover sales showed substantial organic growth of autocovers, where we are achieving meaningful revenue synergies following the acquisitions of several of our Coverstar dealers over the last two years.

The Sand States remain a key growth market for Latham, which we believe has the potential to drive a step-change in companywide sales. Sales growth in the Sand States accelerated to 21.1% in the third quarter and increased 16.6% year-to-

date, led by strong performance in Florida and Texas. We are making meaningful progress in executing the Sand States growth strategy we outlined earlier this year, delivering on key initiatives that position us to drive continued growth by building on our refined market development framework. We also partnered with a national homebuilder to offer Latham fiberglass pools as an option in their new home construction in Florida. In parallel, we continued to strengthen our sales capabilities, adding field sales resources in Florida, with further expansion planned in Texas and Arizona, while targeted marketing initiatives are gaining traction and contributing to growth.

Additionally, we completed the build-out of our commercial organization, including hiring a Chief Commercial Officer.

Strategic Acquisition
Strategic transactions continue to be part of our growth strategy. On February 26, 2026, we completed the acquisition of Freedom Pools, a fiberglass pool manufacturer and installer operating in Australia and New Zealand. The acquisition has been and is expected to continue to be accretive to our earnings, adding approximately $20.0 million in net sales and approximately $4.0 million in Adjusted EBITDA, on an annualized basis, before acquisition synergies. The purchase price was $15.4 million, and included a holdback of $1.6 million that has been accrued on our condensed consolidated balance sheet. The transaction was fully funded with cash on hand.

Purchase of Property
During the fiscal quarter ended March 28, 2026, we purchased four fiberglass production facilities that had previously been leased. The transaction was completed on February 6, 2026 for a total purchase price of $17.6 million. The purchase price included a $12.0 million deposit made in the fourth quarter of 2025, and $5.6 million paid at closing. This purchase was the primary reason for the increase in property and equipment, net on the condensed consolidated balance sheet as of September 26, 2026.

Debt Refinancing
On August 20, 2026, we entered into an agreement (the “New Credit Agreement”) with Jefferies Finance LLC, which provides a senior secured multicurrency revolving line of credit (the “New Revolving Credit Facility”) in an initial principal amount of $75.0 million and a U.S. Dollar senior secured term loan facility (the “New Term Loan”) in an initial principal amount of $300.0 million (collectively, the “Refinancing”). On the Closing Date, proceeds under the agreement were used to repay and replace all outstanding obligations under, and terminate the Prior Credit Agreement (as defined below) and for general corporate purposes.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and the Board of Directors of the Company (the “Board”) to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expense (benefit), (iv) (gain) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized losses (gains) on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs and (x) other.
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

Results of Operations
Fiscal Quarter Ended September 26, 2026 Compared to Fiscal Quarter Ended September 27, 2025
The following table summarizes our results of operations for the fiscal quarter ended September 26, 2026 and September 27, 2025 (dollars in thousands):

	Fiscal Quarter Ended
		% of		% of		Change
	September 26,	Net	September 27,	Net	Change	% of
	2026	Sales	2025	Sales	Amount	Net Sales

Net sales	$182,175	100.0%	$161,903	100.0%	$20,272	—%
Cost of sales	115,348	63.3%	104,596	64.6%	10,752	(1.3)%
Gross profit	66,827	36.7%	57,307	35.4%	9,520	1.3%
Selling, general and administrative expense	35,862	19.7%	28,586	17.6%	7,276	2.1%
Amortization	7,358	4.0%	7,213	4.5%	145	(0.5)%
Income from operations	23,607	13.0%	21,508	13.3%	2,099	(0.3)%
Other expense (income):
Interest expense, net	5,423	3.0%	6,067	3.7%	(644)	(0.7)%
Loss on extinguishment and modification of debt	5,022	2.8%	—	—%	5,022	2.8%
Other (income) expense, net	(71)	—%	1,168	0.8%	(1,239)	(0.8)%
Total other expense, net	10,374	5.8%	7,235	4.5%	3,139	1.3%
Earnings from equity method investment	1,789	1.0%	1,310	0.8%	479	0.2%
Income before income taxes	15,022	8.2%	15,583	9.6%	(561)	(1.4)%
Income tax expense	2,966	1.6%	7,466	4.6%	(4,500)	(3.0)%
Net income	$12,056	6.6%	$8,117	5.0%	$3,939	1.6%
Adjusted EBITDA (a)	$45,254	24.8%	$38,328	23.7%	$6,926	1.1%
________________________________________
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Net Sales
Net sales was $182.2 million for the fiscal quarter ended September 26, 2026, compared to $161.9 million for the fiscal quarter ended September 27, 2025. The $20.3 million, or 12.5%, increase in net sales was due to a $16.7 million increase in sales volume and a $3.6 million increase from higher pricing. The increase in net sales was primarily driven by organic growth in our in-ground pool sales including sales growth in the Sand States, organic growth of autocovers and the benefit of recent price increases, as well as the acquisition of Freedom Pools. The increase in net sales of $20.3 million across our product lines consisted of an increase of $17.1 million for in-ground swimming pools and $4.8 million for covers, partially offset by a decrease of $1.5 million for liners.
Cost of Sales and Gross Margin
Cost of sales was $115.3 million for the fiscal quarter ended September 26, 2026, compared to $104.6 million for the fiscal quarter ended September 27, 2025. The $10.8 million, or 10.3%, increase in cost of sales was primarily the result of the increase in sales volume, partially offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs. Gross margin increased by 1.3%, to 36.7% of net sales for the fiscal quarter ended September 26, 2026, compared to 35.4% of net sales for the fiscal quarter ended September 27, 2025. The 1.3% increase in gross margin was primarily driven by greater plant absorption on higher volumes and the ongoing benefits of our lean manufacturing and value engineering initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense was $35.9 million for the fiscal quarter ended September 26, 2026, compared to $28.6 million for the fiscal quarter ended September 27, 2025. The $7.3 million, or 25.5%, increase in selling, general and administrative expense was primarily due to investments in support of our growth strategies and market share expansion, sales and marketing initiatives to accelerate the fiberglass conversion strategy in the Sand States, acquisition and integration related costs, which included $3.2 million of performance-based compensatory earn-out expenses related to our Coverstar Central acquisition in 2024, as well as costs related to our digital transformation program.

Amortization
Amortization was $7.4 million for the fiscal quarter ended September 26, 2026 and $7.2 million for the fiscal quarter ended September 27, 2025. The $0.1 million, or 2.0%, increase in amortization was due to the Freedom Pools acquisition.
Interest Expense, net
Interest expense, net was $5.4 million for the fiscal quarter ended September 26, 2026, compared to $6.1 million for the fiscal quarter ended September 27, 2025. The $0.6 million, or 10.6%, decrease in interest expense, net was primarily the result of the change in the fair value of our interest rate swap, a decrease in interest rates and a change in the amortization of financing fees related to the Refinancing (defined below), compared to the fiscal quarter ended September 27, 2025.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt was $5.0 million for the fiscal quarter ended September 26, 2026, compared to none for the fiscal quarter ended September 27, 2025 due to the Refinancing that was completed in August 2026.

Other (Income) Expense, Net
Other income, net was $0.1 million for the fiscal quarter ended September 26, 2026, compared to other expense, net of $1.2 million for fiscal quarter ended September 27, 2025. The $1.2 million increase in other income, net was primarily driven by a favorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.
Earnings from Equity Method Investment
Earnings from our equity method investment in Premier Pools & Spas was $1.8 million for the fiscal quarter ended September 26, 2026, compared to $1.3 million for the fiscal quarter ended September 27, 2025, due to the financial performance of Premier Pools & Spas.
Income Tax Expense
Income tax expense was $3.0 million for the fiscal quarter ended September 26, 2026, compared to $7.5 million for the fiscal quarter ended September 27, 2025. Our effective tax rate was 19.7% for the fiscal quarter ended September 26, 2026, compared to 47.9% for the fiscal quarter ended September 27, 2025. The differences between the U.S. federal statutory income tax rate and our effective income tax rates for the fiscal quarter ended September 26, 2026 and the fiscal quarter ended September 27, 2025 were primarily attributable to the jurisdictional mix of income, the discrete impact of stock-based compensation forfeitures or windfalls and exercises and the effects of branch accounting for Latham Canada.

Net Income
Net income was $12.1 million for the fiscal quarter ended September 26, 2026, compared to $8.1 million for the fiscal quarter ended September 27, 2025. The $3.9 million, or 48.5%, increase in net income was primarily driven by an increase in net sales, as well as the other factors described above.
Net Income Margin
Net income margin was 6.6% for the fiscal quarter ended September 26, 2026, compared to 5.0% for the fiscal quarter ended September 27, 2025. The 1.6% increase in net income margin was primarily driven by the $3.9 million increase in net income, as well as the other factors described above.
Adjusted EBITDA
Adjusted EBITDA was $45.3 million for the fiscal quarter ended September 26, 2026, compared to $38.3 million for the fiscal quarter ended September 27, 2025. The $6.9 million, or 18.1%, increase in Adjusted EBITDA was primarily because of higher gross margin that more than offset higher sales and marketing expenses, as well as the factors described above.
Adjusted EBITDA Margin
Adjusted EBITDA margin was 24.8% for the fiscal quarter ended September 26, 2026, compared to 23.7% for the fiscal quarter ended September 27, 2025. The 1.1% increase in Adjusted EBITDA margin was primarily because of the increase in net sales as well as the other factors described above.

Three Fiscal Quarters Ended September 26, 2026 Compared to Three Fiscal Quarters Ended September 27, 2025

The following table summarizes our results of operations for the three fiscal quarters ended September 26, 2026 and September 27, 2025 (dollars in thousands):

	Three Fiscal Quarters Ended
		% of		% of		Change
	September 26,	Net	September 27,	Net	Change	% of
	2026	Sales	2025	Sales	Amount	Net Sales

Net sales	$496,964	100.0%	$445,962	100.0%	$51,002	—%
Cost of sales	322,902	65.0%	291,811	65.4%	31,091	(0.4)%
Gross profit	174,062	35.0%	154,151	34.6%	19,911	0.4%
Selling, general and administrative expense	110,071	22.1%	91,146	20.4%	18,925	1.7%
Amortization	21,893	4.4%	21,704	4.9%	189	(0.5)%
Income from operations	42,098	8.5%	41,301	9.3%	797	(0.8)%
Other expense (income):
Interest expense, net	16,109	3.3%	19,587	4.4%	(3,478)	(1.1)%
Loss on extinguishment and modification of debt	5,022	1.0%	—	—%	5,022	1.0%
Other expense (income), net	2,123	0.4%	(2,187)	(0.5)%	4,310	0.9%
Total other expense, net	23,254	4.7%	17,400	3.9%	5,854	0.8%
Earnings from equity method investment	3,705	0.7%	2,751	0.6%	954	0.1%
Income before income taxes	22,549	4.5%	26,652	6.0%	(4,103)	(1.5)%
Income tax expense	6,273	1.2%	8,517	1.9%	(2,244)	(0.7)%
Net income	$16,276	3.3%	$18,135	4.1%	$(1,859)	(0.8)%
Adjusted EBITDA (a)	$102,029	20.5%	$89,354	20.0%	$12,675	0.5%
______________________________________________________________
(a)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for a reconciliation to net income, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Net Sales
Net sales was $497.0 million for the three fiscal quarters ended September 26, 2026, compared to $446.0 million for the three fiscal quarters ended September 27, 2025. The $51.0 million, or 11.4%, increase in net sales was due to a $38.8 million increase in sales volume and a $12.2 million increase from higher pricing. The sales volume increase was primarily due to organic growth of 7.9% with the acquisition of Freedom Pools contributing the remainder. The increase in net sales across our product lines consisted of an increase of $36.8 million for in-ground swimming pools, $10.4 million for covers and $3.9 million for liners.
Cost of Sales and Gross Margin
Cost of sales was $322.9 million for the three fiscal quarters ended September 26, 2026, compared to $291.8 million for the three fiscal quarters ended September 27, 2025. The $31.1 million increase in cost of sales was primarily the result of the increase in sales volume, partially offset by the impact of production efficiencies resulting from lean manufacturing and value engineering programs. Gross margin increased by 0.4% and was 35.0% of net sales for the three fiscal quarters ended September 26, 2026, compared to 34.6% of net sales for the three fiscal quarters ended September 27, 2025. The increase in gross margin reflects the benefits of our incremental lean manufacturing and value engineering initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense was $110.1 million for the three fiscal quarters ended September 26, 2026, compared to $91.1 million for the three fiscal quarters ended September 27, 2025. The $18.9 million, or 20.8%, increase in selling, general and administrative expense was primarily driven by increased sales and marketing investments to accelerate our fiberglass conversion strategy in the Sand States, acquisition and integration related costs, which included $7.7 million of performance-based compensatory earn-out expenses related to our Coverstar Central acquisition in 2024 and costs related to our digital transformation program.
Amortization
Amortization was $21.9 million for the three fiscal quarters ended September 26, 2026 compared to $21.7 million for the three fiscal quarters ended September 27, 2025. The $0.2 million, or 0.9%, increase in amortization expense was driven by the acquisition of Freedom Pools.
Interest Expense, net
Interest expense, net was $16.1 million for the three fiscal quarters ended September 26, 2026, compared to $19.6 million for the three fiscal quarters ended September 27, 2025. The $3.5 million, or 17.8%, decrease in interest expense, net was the result of the change in the fair value of our interest rate swap and lower interest rates, compared to the three fiscal quarters ended September 27, 2025.
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt was $5.0 million for the three fiscal quarters ended September 26, 2026, compared to none for the three fiscal quarters ended September 27, 2025 due to the Refinancing that was completed in August 2026.

Other Expense (Income), Net
Other expense, net was $2.1 million for the three fiscal quarters ended September 26, 2026, compared to other income, net of $2.2 million for the three fiscal quarters ended September 27, 2025. The $4.3 million increase in other expense, net was primarily driven by an unfavorable change in net foreign currency transaction gains and losses associated with our international subsidiaries.
Earnings from Equity Method Investment
Earnings from our equity method investment in Premier Pools & Spas were $3.7 million for the three fiscal quarters ended September 26, 2026, compared to $2.8 million for the three fiscal quarters ended September 27, 2025, due to the financial performance of Premier Pools & Spas.
Income Tax Expense
Income tax expense was $6.3 million for the three fiscal quarters ended September 26, 2026, compared to income tax expense of $8.5 million for the three fiscal quarters ended September 27, 2025. Our effective tax rate was 27.8% for the three fiscal quarters ended September 26, 2026, compared to 32.0% for the three fiscal quarters ended September 27, 2025. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for both the three fiscal quarters ended September 26, 2026 and September 27, 2025 was primarily attributable to the jurisdictional mix of income, the discrete impact of stock-based compensation forfeitures or windfalls and exercises and the effects of branch accounting for Latham Canada.
Net Income
Net income was $16.3 million for the three fiscal quarters ended September 26, 2026, compared to $18.1 million for the three fiscal quarters ended September 27, 2025. The $1.9 million, or 10.3%, decrease in net income was primarily driven by a one-time loss on extinguishment and modification of debt related to the Refinancing, as well as the other factors described above.
Net Income Margin
Net income margin was 3.3% for the three fiscal quarters ended September 26, 2026, compared to 4.1% for the three fiscal quarters ended September 27, 2025. The 0.8% decrease in net income margin was driven by a $1.9 million decrease in net income as well as the other factors described above.
Adjusted EBITDA
Adjusted EBITDA was $102.0 million for the three fiscal quarters ended September 26, 2026, compared to $89.4 million for the three fiscal quarters ended September 27, 2025. The $12.7 million, or 14.2%, increase in Adjusted EBITDA was driven by the factors described above.
Adjusted EBITDA Margin
Adjusted EBITDA margin was 20.5% for the three fiscal quarters ended September 26, 2026 compared to 20.0% for the three fiscal quarters ended September 27, 2025. The 0.5% increase in Adjusted EBITDA margin was primarily because of the increase in net sales as well as the other factors described above.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are key metrics used by management and our Board to assess our financial performance. Adjusted EBITDA and Adjusted EBITDA margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to utilize as a significant performance metric in our annual management incentive bonus plan compensation, and to compare our performance against that of other companies using similar measures. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosures because we believe they allow for a more complete analysis of results of operations and assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, such as (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expense (benefit), (iv) (gain) loss on sale and disposal of property and equipment, (v) restructuring charges, (vi) stock-based compensation expense, (vii) unrealized (gains) losses on foreign currency transactions, (viii) strategic initiative costs, (ix) acquisition and integration related costs, (x) loss on extinguishment and modification of debt and (xi) other.
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

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented and the calculation of Adjusted EBITDA margin (dollars in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net income	$12,056	$8,117	$16,276	$18,135
Depreciation and amortization	13,455	12,881	40,194	37,978
Interest expense, net	5,423	6,067	16,109	19,587
Income tax expense	2,966	7,466	6,273	8,517
(Gain) loss on sale and disposal of property and equipment	—	(26)	—	20
Restructuring charges(a)	1,489	—	1,489	160
Stock-based compensation expense(b)	998	1,980	3,711	5,332
Unrealized (gains) losses on foreign currency transactions(c)	(72)	1,181	2,155	(2,878)
Strategic initiative costs(d)	686	684	1,645	2,246
Acquisition and integration related costs(e)	3,231	7	9,155	289
Loss on extinguishment and modification of debt(f)	5,022	—	5,022	—
Other(g)	—	(29)	—	(32)
Adjusted EBITDA	$45,254	$38,328	$102,029	$89,354
Net sales	$182,175	$161,903	$496,964	$445,962
Net income margin	6.6%	5.0%	3.3%	4.1%
Adjusted EBITDA margin	24.8%	23.7%	20.5%	20.0%
______________________________________________________________
(a)Represents costs that include severance and other expenses for our program to optimize certain operational and administrative functions.
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
(f)Represents the loss on extinguishment and modification of debt in connection with the Refinancing.
(g)Other costs consist of other discrete items as determined by management, primarily including (i) fees paid to external advisors for various matters and (ii) other items.
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
As of September 26, 2026, we had $94.8 million of cash, $292.5 million of outstanding borrowings and an additional $75.0 million of borrowing availability under our New Revolving Credit Facility.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, facility costs and other selling, general and administrative costs. Our working capital requirements fluctuate during the fiscal year, driven primarily by seasonality and the timing of raw material purchases. Our capital expenditures are primarily related to our growth strategy, including production capacity, diversifying our product offerings, storage, and delivery equipment. We are currently undergoing a digital transformation program to upgrade all of our technology and enterprise resource planning ("ERP") systems. We expect to fund these capital expenditures from net cash provided by operating activities or the utilization of a portion of our borrowing availability under our New Revolving Credit Facility.
Our disciplined capital activity allocation strategy remains focused on deploying capital opportunistically to position Latham for profitable organic and acquisition-related growth and to de-lever and further reduce our net debt leverage ratio.

It is our belief that our existing cash, cash generated from operations and availability under our New Revolving Credit Facility will be adequate to fund our operating expenses and capital expenditure requirements over the next 12 months, as well as our longer-term liquidity needs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may issue debt or equity securities, which may provide an additional source of liquidity. However, there can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.
Our Indebtedness
On August 20, 2026 (the "Closing Date"), we completed the Refinancing. Latham Pool Products and certain subsidiary guarantors, entered into New Credit Agreement with Jefferies Finance LLC, which provides a senior secured multicurrency revolving line of credit in an initial principal amount of $75.0 million, which includes a sub-limit for letters of credit, and a U.S. Dollar senior secured term loan facility in an initial principal amount of $300.0 million. On the Closing Date, proceeds from the borrowings under the New Credit Agreement were used to repay and replace all outstanding obligations under, and terminate, the Credit and Guaranty Agreement, dated as of February 23, 2022, among Latham Pool Products, Latham International Manufacturing Corp. ("LIMC") and the other guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (the "Prior Credit Agreement").

We are required to meet certain financial covenants, including maintaining specific liquidity measurements. To the extent that outstanding usage of the New Revolving Credit Facility exceeds 40% of the commitments under the New Revolving Credit Facility as of the last day of any fiscal quarter, LIMC is required to be in compliance with a maximum First Lien Net Leverage Ratio (as defined below) of 5.20:1.00 as of the last day of such fiscal quarter. There are also negative covenants, including certain restrictions on our ability to incur additional indebtedness, create liens, make investments, consolidate or merge with other entities, enter into transactions with affiliates, make prepayments with respect to certain indebtedness and make restricted payments and other distributions.

The New Credit Agreement contains customary mandatory prepayment provisions, including requirements to make mandatory prepayments with 50% of any excess cash flow and with 100% of the net cash proceeds from the incurrence of nonpermitted indebtedness, asset sales and casualty and condemnation events, in each case, subject to customary exceptions.

As of September 26, 2026, we were in compliance with all covenants under the New Credit Agreement.
New Revolving Credit Facility
The New Revolving Credit Facility may be utilized to finance working capital and other general corporate purposes and permits Latham Pool Products to borrow loans in U.S. Dollars, Canadian Dollars, Euros and Australian Dollars. The New Revolving Credit Facility matures on August 20, 2031. Loans outstanding under the New Revolving Credit Facility denominated in U.S. Dollars and Canadian Dollars bear interest, at the borrower’s option, at a rate per annum based on Term SOFR or the Term CORRA Rate (each, as defined in the New Credit Agreement), as applicable, plus a margin ranging from 3.25% to 3.50%, depending on the First Lien Net Leverage Ratio (as defined in the New Credit Agreement, the “First Lien Net Leverage Ratio”), or at a rate per annum based on the Alternate Base Rate or the Canadian Prime Rate (each, as defined in the New Credit Agreement), plus a margin ranging from 2.25% to 2.50%, depending on the First Lien Net Leverage Ratio. Loans outstanding under the New Revolving Credit Facility denominated in Euros or Australian Dollars bear interest based on EURIBOR or the BBSY (each, as defined in the New Credit Agreement), respectively, plus a margin ranging from 3.25% to 3.50%, depending on the First Lien Net Leverage Ratio. A commitment fee accrues on any unused portion of the commitments under the New Revolving Credit Facility. The commitment fee is due and payable quarterly in arrears and accrues at a rate per annum ranging from 0.25% to 0.50%, depending on the First Lien Net

Leverage Ratio. Borrowings under the New Revolving Credit Facility are not subject to amortization and are due at maturity.

As of September 26, 2026, we had no outstanding borrowings under the New Revolving Credit Facility and $75.0 million was available for future borrowing.
New Term Loan
Pursuant to the New Credit Agreement, we borrowed $300.0 million in term loans. The New Term Loan matures on August 20, 2033. Loans outstanding under the New Term Loan bear interest, at the borrower’s option, at a rate per annum based on Term SOFR (as defined in the New Credit Agreement), plus a margin of 4.00%, or based on the Alternate Base Rate (as defined in the New Credit Agreement), plus a margin of 3.00%. Loans under the New Term Loan are subject to scheduled quarterly amortization payments of $750,000, which represents 0.25% of the initial principal amount of the New Term Loan.

As of September 26, 2026, we had $292.5 million of outstanding borrowings under the New Term Loan.
Prior Revolving Credit Facility
On February 23, 2022, the Company entered into a prior revolving credit facility with Barclays Bank, PLC that was utilized to finance ongoing general corporate and working capital needs and permits Latham Pool Products to borrow loans in U.S Dollars, Canadian Dollars, Euros and Australian Dollars up to $75 million (the "Prior Revolving Credit Facility"). The Prior Revolving Credit Facility would have matured on February 23, 2027 but was terminated in connection with the Refinancing.

During the three fiscal quarters ended September 26, 2026, we repaid $35.0 million of outstanding borrowings on the Prior Revolving Credit Facility, before the Refinancing.
Prior Term Loan
Pursuant to the Prior Credit Agreement, Latham Pool Products also borrowed $325.0 million in term loans (the "Prior Term Loan"). The Prior Term Loan was repaid and terminated as of the Closing Date of the Refinancing.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (dollars in thousands):

	Three Fiscal Quarters Ended
	September 26,	September 27,
	2026	2025

Net cash provided by operating activities	$54,576	$40,121
Net cash used in investing activities	(36,428)	(21,094)
Net cash provided by (used in) financing activities	5,117	(4,918)
Effect of exchange rate changes on cash	502	11
Net increase in cash	$23,767	$14,120
Operating Activities
During the three fiscal quarters ended September 26, 2026, operating activities provided $54.6 million of cash. Net income, after adjustments for non-cash items, provided cash of $70.3 million. Cash provided by operating activities was partially reduced by changes in our operating assets and liabilities, which used $15.8 million. Net cash used due to changes in our operating assets and liabilities for the three fiscal quarters ended September 26, 2026 consisted primarily of a $40.1 million increase in trade receivables, a $9.3 million increase in inventories, a $0.6 million decrease in other long-term liabilities, a $0.3 million increase in prepaid expenses and other current assets and a $0.1 million increase in other assets, partially offset by a $15.8 million increase in accounts payable, a $13.3 million increase in accrued expenses and other current liabilities and a $5.7 million decrease in income tax receivable. The change in trade receivables was primarily driven by the increase and timing of net sales, the change in accounts payable was primarily driven by volume of purchases and timing of payments and the change in accrued expenses and other current liabilities was primarily driven by the performance-based compensatory earn-out expenses related to our Coverstar Central acquisition in 2024.

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
Investing Activities
During the three fiscal quarters ended September 26, 2026, investing activities used $36.4 million of cash, consisting of purchases of property and equipment for $22.2 million and a cash payment for the acquisition of business, net of cash acquired of $14.3 million. Acquisition of business, net of cash acquired included $13.9 million cash paid for the acquisition of Freedom Pools and $0.4 million for a holdback paid related to the acquisition of two of our smaller autocover dealers in New York and Tennessee. Purchases of property and equipment included the second payment of $5.6 million that was paid as a follow up to the deposit made in the prior year of $12.0 million for the purchase of four fiberglass plants that had previously been leased. The remainder was primarily to expand capacity for production and diversify offerings, especially for fiberglass pools, and on-going strategic initiatives such as our digital transformation program.
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
Financing Activities
During the three fiscal quarters ended September 26, 2026, financing activities provided $5.1 million of cash, primarily consisting of proceeds from long-term debt borrowings, net of discount of $298.5 million, partially offset by payments on long-term debt borrowings of $284.8 million, deferred financing fees paid of $4.7 million, common stock withheld for taxes on restricted stock units of $3.2 million and repayments of finance lease obligations of $0.7 million.
During the three fiscal quarters ended September 27, 2025, financing activities used $4.9 million of cash, primarily consisting of common stock withheld for taxes on restricted stock units of $2.7 million, Term Loan payments of $1.6 million and repayments of finance lease obligations of $0.6 million.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, to our contractual obligations during the three fiscal quarters ended September 26, 2026 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
During the three fiscal quarters ended September 26, 2026, there have been no material changes to the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.
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
An increase or decrease of 1% in the effective interest rate, giving effect related to interest rate swaps, as of September 26, 2026, would cause an increase or decrease to annual interest expense, net of approximately $1.4 million.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 26, 2026.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in legal proceedings in the ordinary course of business, including, among others, contract and employment claims, personal injury claims, intellectual property claims, product liability claims and warranty claims, some of which may be covered by insurance. Currently, there are no legal proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, no material legal proceedings were terminated, settled, or otherwise resolved during the fiscal quarter ended September 26, 2026. However, the results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of legal proceedings.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report, the risk factors that materially affect our business, financial condition, and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2026. You should carefully consider the risks, uncertainties, assumptions and other important factors set forth in the Annual Report and other subsequent reports we file with the SEC, including this Quarterly Report on Form 10-Q, any of which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. For similar reasons, our past results may not be a reliable indicator of future performance and trends. You also should be aware that these risk factors and other information do not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may affect us. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time, and we anticipate that subsequent events and developments will cause our views to change. In addition, these risks do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may undertake. Any of these known or emerging factors may materially adversely affect our business, financial condition, and operating results, as well as the trading price of our common stock.

Item 5. Other Information
Rule 10b5-1 Trading Plans – Directors and Section 16 Officers
During the fiscal quarter ended September 26, 2026, none of the Company’s directors or Section 16 officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement.”

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
Credit Agreement, dated as of August 20, 2026, by and among Latham Pool Products, Inc., Latham International Manufacturing Corp., the other guarantors party thereto, the lenders and letter of credit issuers party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2026 (File No. 001-40358))

10.2†
Loan Guaranty, dated as of August 20, 2026, by and among Latham Pool Products, Inc., Latham International Manufacturing Corp., the other guarantors party thereto, the lenders and letter of credit issuers party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to Latham Group, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2026 (File No. 001-40358))

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
_____________________________________________
*Filed herewith.
**Furnished herewith.
†Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission. A list of the omitted schedules and exhibits to this agreement is set forth in the agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:       November 4, 2026

LATHAM GROUP, INC.

/s/ Oliver C. Gloe
Oliver C. Gloe
Chief Financial Officer
(Principal Financial Officer)